Form 10QSB
period 1995-09-30
AMERICAS GROWTH FUND INC
filed 1995-11-13
CIK 925677

             FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   (Last amended by 34-32231, eff 6/3/93.)

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995
                                         ------------------

                                     or

  [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               For the transition period               to
                                         -------------    -------------

                       Commission File Number 0-24432
                                              -------

                       THE AMERICAS GROWTH FUND, INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          MARYLAND                                      65-0604786
-----------------------------              ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Indentification No.)
 incorporation or organization)

            701 Brickell Avenue, Suite 2000, Miami, Florida 33131
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (305) 374-3575
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No
                                                                  ---    ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100

Transitional Small Business Disclosure Format (Check one): Yes      ; No  X
                                                               -----    -----

                                    INDEX
                       THE AMERICAS GROWTH FUND, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Balance Sheet as of September 30, 1995.  (Unaudited)


Statements of Operations for the three months and nine months ended
 September 30, 1995.
     (Unaudited)


Statement of Changes in Net Assets for the nine months ended
 September 30, 1995.
     (Unaudited)


Statement of Cash Flows for the nine months ended
 September 30, 1995.
     (Unaudited)


Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations, Liquidity and Capital Resources


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signature

                       THE AMERICAS GROWTH FUND, INC.
                                BALANCE SHEET
                             SEPTEMBER 30, 1995
                                 (UNAUDITED)


Assets:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                             $ 4,438,000
    Investments in common stock warrants/options                        26,700
    Investments in notes receivable                                    100,000
                                                                   -----------
      Total investments (amortized cost of $4,516,500)               4,564,700

  Cash and cash equivalents                                            600,300
  Note receivable, related party less allowance
   for doubtful collection of $10,000                                   12,600
  Prepaid expenses                                                       1,700
  Furniture and equipment, net                                          10,800
  Organizational costs, net                                              6,000
  Deposits                                                               1,100
  Deferred tax asset                                                     2,100
  Interest receivable                                                    2,900
                                                                   -----------
                                                                     5,202,200
                                                                   -----------
Liabilities:
  Accounts payable                                                       7,400
  Accrued directors fees                                                10,800
  Deferred tax liability                                                 5,400
                                                                   -----------
                                                                        23,600
                                                                   -----------
                                                                   $ 5,178,600
                                                                   -----------
Commitment and transactions with related parties

Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                             $     -

  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding                  12,700
                                                                   -----------
  Capital in excess of par                                           5,141,300
                                                                   -----------
  Undistributed operating income and investment gains:
    Accumulated operating income                                        (2,100)
    Realized gains on investments                                       12,500
    Unrealized appreciation on investments                              14,200
                                                                   -----------
                                                                        24,600
Net assets applicable to outstanding common shares                 -----------
 (equivalent to $4.09 per share, based on outstanding
  common shares of 1,265,100)                                      $ 5,178,600
                                                                   ===========


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30, 1995    SEPTEMBER 30, 1995
                                               ------------------    ------------------
Interest income                                  $    73,800           $   216,600
                                                 -----------           -----------
Expenses:
  Consulting fees to affiliate                         9,000                27,000
  Salaries                                            22,900                67,900
  Other                                               44,300               130,800
                                                 -----------           -----------
                                                      76,200               225,700
                                                 -----------           -----------

Investment loss before income tax (benefit)           (2,400)               (9,100)

Income tax (benefit)                                     400                (1,000)
                                                 -----------           -----------
Net investment loss                                   (2,800)               (8,100)
                                                 -----------           -----------
Realized gain from sales of investments               10,300                14,100

Less income tax applicable to
 realized gain on investments                            800                 1,600
                                                 -----------           -----------
                                                       9,500                12,500
                                                 -----------           -----------
Increase (decrease) in unrealized appreciation
 (depreciation) of investments                        (1,700)               21,800

Income tax (benefit) applicable to increase
 (decrease) in unrealized appreciation
 (depreciation) of investments                        (2,300)                2,500
                                                 -----------           -----------
                                                         600                19,300
                                                 -----------           -----------
Net increase in net assets
 resulting from operations                       $     7,300           $    23,700
                                                 ===========           ===========
Per-share amounts:
  Net investment income                          $     -               $     (0.01)
  Net realized gains on investments                     0.01                  0.01
  Net unrealized gains on investments                  -                      0.02
                                                 -----------           -----------
                                                 $      0.01           $      0.02
                                                 ===========           ===========
Weighted average number of shares used
  in per-share computations                        1,265,100             1,265,100
                                                 ===========           ===========


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)





Net investment loss                                            $      (8,100)

Net realized gains from sales
 of investments                                                       12,500

Net increase in unrealized appreciation
 of investments                                                       19,300
                                                               -------------

Increase in net assets                                                23,700


Net assets at beginning of period                                  5,154,900
                                                               -------------

Net assets at end of period                                    $   5,178,600
                                                               -------------
                                                               =============


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)




Cash flows from operating activities:
  Sources of cash:
    Interest                                          $    24,000
    Proceeds from sale of common stock                      1,600
                                                      -----------
                                                           25,600
                                                      -----------
  Uses of cash:
    Payroll                                                67,900
    Consulting fees to affiliate                           27,000
    Operating expenses                                    120,300
                                                      -----------
                                                          215,200
                                                      -----------
      Cash used in operating activities                                 $  (189,600)

Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills           6,500,000
    Proceeds from sale of common stock                    100,000
                                                      -----------
                                                        6,600,000
                                                      -----------
  Uses of cash:
    Purchase of equipment                                   3,400
    Purchase of note with warrants                         50,000
    Purchase of U.S. Treasury Bills                     6,814,000
    Note receivable, related party                         22,600
    Note receivable, other                                 50,000
                                                      -----------
                                                        6,940,000
                                                      -----------
      Cash used in investing activities                                    (340,000)
                                                                        -----------

Decrease in cash and cash equivalents                                      (529,600)

Cash and cash equivalents at beginning of period                          1,129,900
                                                                        -----------
Cash and cash equivalents at end of period                              $   600,300
                                                                        ===========


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENT OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)





Reconciliation of net increase in net assets resulting from operations to cash used in operating activities:

Net increase in net assets resulting from operations                $    23,700

Adjustments to reconcile net increase in net assets resulting from operations to cash used in operating activities:

  Accretion of discount on U.S. Treasury Bills        $  (189,700)

  Allowance for doubtful collections, related party        10,000

  Amortization and depreciation                             1,900

  Unrealized appreciation on investments                  (21,800)

  Realized gain on investments                            (12,500)

  Provision for deferred income taxes, net                  3,100

  Changes in assets and liabilities:
    Prepaid expenses                                         (900)

    Interest receivable                                    (2,900)

    Accounts payable                                          100

    Accrued payroll taxes                                  (8,900)

    Accrued directors fees                                  8,300
                                                      -----------
      Total adjustments                                                (213,300)
                                                                    -----------

Cash used in operating activities                                   $  (189,600)
                                                                    ===========






                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)



1.  ORGANIZATION:
         The Americas Growth Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on June 3, 1994. The Company is a nondiversified, closed-end management investment company and has filed with the Securities and Exchange Commission ("SEC") a notification of election to be treated as a "business development company" as that term is defined in the Investment Company Act of 1940, as amended.


2.  SIGNIFICANT ACCOUNTING POLICIES:
         UNCONSOLIDATED SUBSIDIARIES:
           The Company has a majority owned subsidiary, Americas Growth Partners, Inc. which is neither an investment company nor a business development company. Accordingly, the accounts of such subsidiary are not included with those of the Company.

         SECURITIES VALUATION:
           Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the period. Restricted securities are valued at fair value as determined by the Board of Directors.

         CASH AND CASH EQUIVALENTS:
           For purposes of the financial statements, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         FURNITURE AND EQUIPMENT:
           Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

         ORGANIZATIONAL COSTS:
           Organizational costs are stated net of accumulated amortization and are being amortized using the straight-line method over five years.

         INCOME TAXES:
           The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at September 30, 1995 for federal income tax purposes and financial reporting purposes was the same.

         PER SHARE AMOUNTS:
           Per share amounts are computed by dividing the net investment income
           (loss) and net realized and unrealized gains (losses) on investments by the weighted average number of shares outstanding throughout the year.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)




3.  CONCENTRATION OF CREDIT RISK:
         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. During the year the Company had deposits with financial institutions which exceed the $100,000 limit covered by the Federal Deposit Insurance Corporation. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions they believe are of good quality.


4.  INITIAL PUBLIC OFFERING:
         On August 30, 1994, in connection with the Registration Statement on Form N-2 which became effective with the Securities and Exchange Commission on August 19, 1994, the Company completed its initial public offering of 1,100,000 shares of common stock at $5 per share resulting in net proceeds before issuance costs to the Company of approximately $4,785,000.

         On September 21, 1994, the underwriters of the Company's initial public offering exercised their overallotment option to purchase 165,000 shares of common stock at $5 per share resulting in additional net proceeds before issuance costs to the Company of approximately $717,800.


5.  INVESTMENTS:


                                                                                      VALUE
         PRINCIPAL                                                                 SEPTEMBER 30,
          AMOUNT          TYPE OF ISSUE AND NAME OF ISSUER                              1995
         ------------------------------------------------------------------------------------------
                          U.S. TREASURY BILLS (85.7% OF NET ASSETS
                           AT SEPTEMBER 30, 1995)

         $1,415,780       U.S. Treasury bill, $1,500,000 face value,
                           matures February 8, 1996                                  $   1,470,700

         $1,974,605       U.S. Treasury bill, $2,000,000 face value,
                           matures December 7, 1995                                      1,979,600

         $  493,755       U.S. Treasury bill, $500,000 face value,
                           matures November 30, 1995                                       495,400

         $  471,030       U.S. Treasury bill, $500,000 face value,
                           matures January 11, 1996                                        492,300
                                                                                     -------------

                          Total U.S. Treasury Bills                                  $   4,438,000
                                                                                     =============


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)




5.  INVESTMENTS (CONTINUED):

            NUMBER OF
            WARRANTS                                                                      VALUE
           SEPTEMBER 30,                                                               SEPTEMBER 30,
              1995                TYPE OF ISSUE AND NAME OF ISSUER                         1995
         ----------------------------------------------------------------------------------------------
                          COMMON STOCK WARRANTS (0.5% OF NET ASSETS
                            AT SEPTEMBER 30, 1995):

                          Restricted:
            1               Greg Manning Auctions, Inc.                              $      26,700

                            Golf Reservations of America, Inc.
            2                     Class A                                                        -
            2                     Class B                                                        -
                                                                                     -------------

                          Total warrants                                             $      26,700
                                                                                     =============


         PRINCIPAL AMOUNT
            OF NOTES                                                                      VALUE
           SEPTEMBER 30,                                                              SEPTEMBER 30,
              1995                TYPE OF ISSUE AND NAME OF ISSUER                        1995
         --------------------------------------------------------------------------------------------
                          NOTES (1.9% OF NET ASSETS AT SEPTEMBER 30, 1995):

         $  50,000        Golf Reservations of America, Inc.                         $      50,000

         $  50,000        Approved Financial Corporation                                    50,000
                                                                                     -------------

                          Total notes                                                $     100,000
                                                                                     =============


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


5.  INVESTMENTS (CONTINUED):
         In November 1994, the Company purchased in a private placement for an aggregate consideration of $100,000, 50,000 shares of Greg Manning Auctions, Inc. ("Manning") restricted common stock and a warrant entitling the holder to purchase 50,000 shares of Manning restricted common stock at $1.55 per share through November 3, 1995. The Company received certain registration rights with respect to the common stock and the common stock underlying the warrant. The stock was sold in March.

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes. As of September 30, 1995, the balance was $50,000. In connection with the notes, the Company received warrants to purchase 80,000 shares of Golf's common stock at an exercise price of $2.60 per share.

         On July 6, 1995, the Company entered in to a joint venture agreement to market commercial loans to businesses that derive, or are in a position to derive, a substantial portion of their revenue from the Caribbean or Latin America. The loans are to be secured by qualified first or second mortgages. On August 1, 1995, the Company provided a $200,000 credit facility bearing interest at prime. As of September 30, 1995, $50,000 has been utilized. The Company advanced an additional $50,000 on the facility during October, 1995. In consideration for providing the credit facility and for its management consulting services, the Company will receive a twenty-five percent (25%) interest in the joint venture's revenue received from points on applicable loans and an option to purchase twenty five percent (25%) of the joint venture for $200,000.


6.  CASH AND CASH EQUIVALENTS:

           NUMBER OF                                                                    COST AND
            SHARES                                                                        VALUE
          SEPTEMBER 30,                                                               SEPTEMBER 30,
             1995                 TYPE OF ISSUE AND NAME OF ISSUER                        1995
         -------------------------------------------------------------------------------------------
                                  CASH AND CASH EQUIVALENTS (11.6% OF
                                   NET ASSETS AT SEPTEMBER 30, 1995):

          487,400                 Money market fund, Cortland Trust, Inc.            $     487,400

          102,800                 Money market fund, Smith Barney                          102,800

             -                    Checking account with bank                                10,100
                                                                                     -------------

                                  Total cash and cash equivalents                    $     600,300
                                                                                     =============


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)



7.  FURNITURE AND EQUIPMENT:
         Furniture and equipment are comprised of the following at September 30, 1995:

                 Furniture and fixtures                             $   1,500
                 Computer equipment                                    10,200
                                                                    ---------
                                                                       11,700

                  Less accumulated depreciation                           900
                                                                    ---------
                                                                    $  10,800
                                                                    =========


8.  INCOME TAXES:
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liability is the result of an unrealized appreciation on investments and using accelerated depreciation methods for income tax purposes.

         The significant components of deferred tax assets and liabilities on the balance sheet at September 30, 1995 are:

                 Deferred tax asset:
                   Allowance for doubtful collection                $   2,000
                   Section 179 expense carryover                          100
                                                                    ---------
                                                                        2,100
                                                                    ---------
                 Deferred tax liability:
                   Unrealized appreciation
                    on investments                                      3,800
                   Depreciation                                         1,600
                                                                    ---------
                                                                        5,400
                                                                    ---------

                 Net deferred tax liability                         $  (3,300)
                                                                    =========


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


8.  INCOME TAXES (CONTINUED):
         Significant components of the provision for income taxes attributable to continuing operations in 1995 are as follows:

                 Current:
                  Federal                                           $      -
                  State                                                    -
                                                                    ---------
                                                                           -
                                                                    ---------
                 Deferred:
                  Federal                                               2,700
                  State                                                   400
                                                                    ---------
                                                                        3,100
                                                                    ---------
                 Provision for income taxes                         $   3,100
                                                                    =========


9.  COMMITMENT:
         The Company leases its office space pursuant to a noncancelable operating lease expiring in September, 1995. Rent expense for the period ended September 30, 1995 amounted to approximately $14,800.


10. TRANSACTIONS WITH RELATED PARTIES:
         The Company entered into an employment agreement with the president of the Company. The agreement is for three years expiring in July, 1997. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $67,900 pursuant to this agreement during the nine months ended September 30, 1995.

         The Company advanced funds to Americas Growth Partners, Inc. The balance due at September 30, 1995 is approximately $22,600 less an allowance for doubtful collections of $10,000. The note has ten (10%) percent interest and is payable March, 1997. The Americas Growth Partners, Inc. is an immaterial unconsolidated eighty (80%) percent owned subsidiary.


11. PROFIT SHARING PLAN:
         The Company provides an employee profit sharing plan which provides for a performance fee equal to twenty percent (20%) of net income. For the period from inception (June 3, 1994) through September 30, 1995, no fees were accrued or paid.

Item 2.  Management's Discussion and Analysis of
            Results of Operations, Liquidity


RESULTS OF OPERATIONS


Three Months Ended September 30, 1995


         As a result of operations, net assets increased approximately $7,300 (or approximately .1% of net assets) during the quarter ended September 30, 1995. The Company was inactive, except for matters relating to its organization and registration under the 1940 Act, for the period from inception (June 3, 1994) through August 30, 1994. The net increase in net assets resulting from operations for the quarter ended September 30, 1995 primarily resulted from an increase in realized gain from sales of investments of $9,500.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $73,800 for the quarter ended September 30, 1995.

         Expenses aggregated approximately $76,200 during the three months ended September 30, 1995 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses.


Nine months Ended September 30, 1995

         As a result of operations, net assets increased approximately $23,700 (or approximately .5% of net assets) during the nine months ended September 30, 1995. The Company was inactive, except for matters relating to its organization and registration under the 1940 Act, for the period from inception (June 3, 1994) through August 30, 1994. The net increase in net assets resulting from operations for the nine months ended September 30, 1995 primarily resulted from an increase in unrealized appreciation of investments of $19,300 and a realized gain from sales of investments of $12,500.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $216,600 for the nine months ended September 30, 1995.

         Expenses aggregated approximately $225,700 during the nine months ended September 30, 1995 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES


         As of September 30, 1995, the Company had cash and cash equivalents of approximately $600,300 and U.S. Treasury Bills of approximately $4,438,000.
The increase in capital resources of approximately $5,038,300 was primarily due to the closing of the Company's initial public offering on August 30, 1994 and the exercise of the underwriter's overallotment option on September 21, 1994 providing net proceeds to the Company of approximately $4,785,000 and $717,800, respectively, before deducting other offering costs of $349,300. The increase in capital resources for the nine months ended September 30, 1995 was primarily due to realized gains of $12,500. As of September 30, 1995, the Company had liabilities of approximately $23,600.

PART II - OTHER INFORMATION




Item 1.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.


Item 2.  Changes in Securities.

Not applicable.


Item 3.  Defaults upon Senior Securities.

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                  None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE AMERICAS GROWTH FUND, INC.



                                  By: Leonard J. Sokolow
                                      --------------------------------------
                                        Leonard J. Sokolow,
                                        Chairman of the Board, President and
                                        Chief Financial Officer
                                        (Principal Executive, Financial and
                                        Accounting Officer)



Date:   November 6, 1995