Form 10KSB40
period 1995-12-31
AMERICAS GROWTH FUND INC
filed 1996-02-21
CIK 925677

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 12(g) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM           TO
                                           ----------  ----------

                         COMMISSION FILE NO. 0-24432

                       THE AMERICAS GROWTH FUND, INC.

          MARYLAND                                         65-0504786
-------------------------------                   ---------------------------
(State or other jurisdiction of                      (IRS Employer Identifi-
incorporation of organization)                              cation No.)

701 Brickell Avenue, Suite 2000, Miami, Florida                  33131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (zip code)

Issuer's telephone number, including area code (305) 374-3575
                                               --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                                 Yes   X       No
                                     -----        ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 12, 1996 (valued at the average of the closing bid price of $2.625 and ask price of $3.00 on such date) was $2.8125.

The number of shares of Common Stock outstanding as of February 12, 1996:
1,265,100

Transitional Small Business Disclosure Format (check one):
                          Yes        ;          No    X
                              -------              -------

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     INDEX
                         THE AMERICAS GROWTH FUND, INC.


PART I.  GENERAL INFORMATION

Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

PART II.  FINANCIAL STATEMENTS:

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters

Item 6.   Management's' Discussion and Analysis or Plan of Operations

Item 7.   Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.  RELATED PARTIES:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

PART IV.  EXHIBITS:

Item 13.  Exhibits and Reports on Form 8-K


Signatures

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          The Americas Growth Fund, Inc., (the "Company") is a non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company has and plans to continue to invest primarily in United States-based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. The Company seeks to identify such companies that it believes will benefit from economic and political developments in these regions. United States law currently prohibits investment in Cuba. Consistent with current United States law, and, as may be permitted by changes in United States law, the Company plans to invest in United States-based companies strategically-linked to Cuba.

          The Company considers "emerging companies" to be those companies in the early stages of development with little or no operating history, and minimal revenue or profits, which the Company anticipates will increase revenue and become profitable. The Company considers "established companies" to be those with an existing revenue and profit base. To a lesser extent, certain of the emerging and established companies in which the Company invests may be in "turnaround" or other restructuring situations.

          The Company's investment objective is intended to provide investors with the opportunity to participate in investments which are generally not available to the public and which typically require substantial financial commitment. The Company believes, although there can be no assurance, that a favorable risk/reward ratio is available to investors who provide capital and, to a certain extent, managerial assistance, to companies requiring immediate funding at a time when a public offering of securities is not practicable or just prior to a public offering of securities. The Company believes that such investments often produce a relatively high rate of return over a short period of time due to the increased risk associated with these investments and that there are a sufficient number of potential investment opportunities available to the Company to enable it to achieve its investment objective.

          The Company has placed and intends to place its emphasis on private investments in restricted securities for which the Company is granted registration rights and/or rights to participate in the sale of securities of a portfolio company by other stockholders. Such investments may be private investments in capital stock of privately-held companies that the Company anticipates will engage in a public offering within one to three years after the investment; private investments in capital stock of publicly-held companies; or bridge loans which are convertible into common stock or preferred stock of the issuer or issued together with equity participations such as common stock, preferred stock or warrants to purchase such stock or a combination thereof, or both, for privately-held companies which the Company anticipates will complete a public offering, other financing or a merger or acquisition transaction (other than a leveraged buy-out) within one to three years from the date of investment. Although there can be no assurance, the Company believes that such investments can result in significant capital appreciation upon liquidation of the investment.

          The Company intends to a lesser extent to invest in marketable securities of companies whose securities are traded in the over-the-counter market, which have a total market capitalization, at the time of investment by the Company, of less than $100 million ("Small-Cap Companies"), and which the Company's management believes have significant potential for price appreciation. Investments in such Small-Cap Companies may be made in the form of common stock, preferred stock and securities convertible into or exchangeable for common stock or preferred stock of the Small-Cap Companies.

          The Company has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer; however, the Company currently intends to limit its investment in marketable securities of any single Small-Cap Company to 5% of its net assets, at the time of investment, and to limit its investment in any single private issuer to 15% of its net assets, at the time of investment. The foregoing is not a fundamental policy of the Company and may be changed at any time without stockholder approval.

          The Company makes its investments primarily as a result of the recommendations of investment bankers and other professionals known to members of the Company's management through their business dealings and professional relationships. Leonard J. Sokolow, the Company's President and Portfolio Manager, has principal responsibility for selecting investments for the Company and will analyze and act upon such recommendations. The Company has two employees, both of whom are officers.

          Following its initial investment, the Company has made and may in the future make additional debt and equity investments in portfolio companies ("Additional Investments") in order to protect or enhance its initial investment. The Company may, together with other investors, including management and its affiliates, make direct or Additional Investments in a number of other situations, including attempts to salvage insolvent or bankrupt companies, the acquisitions of divisions of companies, the acquisition of privately-held companies, or the acquisition of companies in order to spin-off portions of their operations or assets into independent entities.

PRESENT PORTFOLIO - VENTURE CAPITAL INVESTMENTS

          Set forth below is certain information concerning the Company's present principal investments in portfolio companies, only one of which is currently a publicly-held company. Information concerning the publicly-held company has been derived from filings by the company with the Securities and Exchange Commission (the "Commission"). The information below concerning the privately-held companies has been obtained from those portfolio companies. The Company's principal investment in portfolio companies constituted, as of December 31, 1995, 3.3% of the Company's total portfolio investments.

          Although the Company has not independently verified for purposes of this Form 10-KSB, the information set forth in the documents filed by the portfolio companies with the Commission, or otherwise obtained from the portfolio companies, to the Company's knowledge the information provided below concerning such portfolio companies is accurate.

          Reports, proxy statements and other information concerning the publicly-held companies described below may be inspected at certain of the Commission's offices or otherwise obtained from the Commission upon payment of prescribed fees.

          1. THE AMERICAS GROWTH PARTNERS, INC. ("AGP"). In 1995 the Company for an initial investment of $22,608 acquired an 80% ownership interest in and a 10% promissory note from AGP, a publishing and consulting company. The first book which AGP plans to publish is titled "Business Opportunities in a Free Cuba," the rights to which AGP acquired.

         2. GOLF RESERVATIONS OF AMERICA, INC. ("GOLF"). In January 1995 the Company invested $150,000 in Golf and was issued a $150,000 note and was granted warrants to purchase 83,180 shares of Golf common stock at $1.88 per share. Golf, a private company, has a system to make advance golf reservations through a centralized reservations network of participation golf courses, hotels, resorts and other lodging properties, and provides ancillary travel services, all of which can be accessed by calling a single, toll-free phone number, 1-800-TEE TIME. The $150,000 note was repaid in March 1995. Also in March 1995, the Company invested an additional $50,000 and was issued a $50,000 note due the earlier of April 1, 1996 or the closing of a firm underwritten public offering and was granted additional warrants to acquire 27,726 shares of common stock at $1.88 per share. The common stock underlying the 110,906 warrants have certain registration rights.

         3.  NEW WORLD FINANCIAL JOINT VENTURE.  Approved Financial Corporation
             (AFC) and the Company established a Joint Venture to be called
             "New World Financial" to market commercial and/or residential loans to Florida real estate owners of "qualified" businesses who desire, or otherwise would only be able to obtain, real estate based financing to fund the growth of such "qualified" businesses. A "qualified" business is a United States business that derives, or is in a position to derive, a substantial portion of its total revenue from operations or transactions in the Caribbean or Latin America with the proceeds of the loan being utilized to fund the growth of such business. The Company provided a Credit Facility of $200,000 to AFC of which AFC has drawn $100,000 in the fourth quarter of 1995. During the term of this credit facility, Leonard
             J. Sokolow, the Chairman of the Board and President of the Company, has agreed to serve as a management consultant to AFC and New World Financial. As consideration for the Credit Facility and Mr. Sokolow's management consulting services, the Company will receive 25% of New World Financial's total revenues (less direct costs) received from mortgage loan fees, and an option to purchase a 25% interest in New World Financial for $200,000, which option expires upon the earlier of: (i) 5 days prior to the repayment in full of the credit facility; and (ii) two years after the execution of the credit facility.

COMPETITION

         The Company encounters competition in its efforts to locate attractive opportunities for the investment of its capital from other entities and individuals having similar investment objectives. The primary competition for desirable investments comes from investment companies, investment partnerships and wealthy individuals. Some of the competing entities and individuals have investment managers or advisors with significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive investments.
To the extent that the Company can compete for such investments it may only be able to do so on less favorable terms that those obtained by larger more established investors.

RECENT EVENTS

         On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard, a privately-held Dutch holding company, which through its locations in the U.S., Brazil and Mexico is engaged in the sale and distribution of computers, peripherals, software and services related to the information processing industry. Tallard has a distribution agreement with Apple Computer, Inc. ("Apple") and believes it is the largest distributor of Apple products to independent resellers located in the Caribbean and Latin America. Tallard recently acquired a 35.5% interest in Grupo Qualita, S.A. de C.V., one of the largest value added resellers or "VAR" in Latin America for Hewlett Packard, its primary vendor, and has distribution agreements with various other significant vendors. Tallard also provides services in the areas of installation, networking system integration and training.

         Under the terms of the letter of intent, the Company will acquire all of the outstanding securities of Tallard in exchange for the issuance of approximately 8,088,406 shares of Common Stock to the sole stockholder of Tallard, a European charitable trust (the "Trust") or a company controlled thereby. As part of the proposed transaction, a company owned by the Trust and Leonard J. Sokolow, the Company's President, will invest approximately $5,820,000 and $180,000, respectively, to purchase shares of the Company's common stock at a purchase price of approximately $2.44 per share.


         If this transaction is completed, Mr. Peder Wallenberg, a Swedish investor, would serve as the Chairman of the Company. Mr. Sokolow and Antonio Villamil, another current member of the Board, will also serve on the board of the Company after the merger.

         As part of the transaction, the Company presently intends to issue a warrant ("Warrant") to each of its stockholders for each four shares of Common Stock owned of record upon the closing of the merger. Each warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $2.50 per share. The letter of intent also provides for the grant of stock options ("Options") to purchase up to 500,000 shares of Common Stock to Tallard's current management at an exercise price not less than $2.50 per share and the grant of options to each of the current members of the Board (excluding Mr. Sokolow) to purchase 5,000 shares of Common Stock at an exercise price of $2.50 per share.

         It is intended that the Warrants, Options, the shares of Common Stock underlying the Warrants and the Common Stock issued to the Trust will be registered for sale with the Commission. The Trust and Mr. Sokolow will forfeit 50% of their Warrants if the Company does not realize $2,200,000 in pre-tax earnings in 1996. In addition, the shares of Common Stock, Warrants and Options issued to the Trust, Mr. Sokolow and Tallard's management will be subject to a two year lock-up period during which such securities may not be publicly sold.

         The contemplated merger with Tallard is subject to the negotiation of a definitive agreement and approval of the definitive terms and conditions of the transactions by the stockholders of the Company and Tallard. As noted above, management of the Company expects this matter to be submitted to stockholders in the second quarter of 1996. There is no assurance that this transaction will be completed or completed pursuant to the terms and conditions described hereinabove.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains its principal executive office in Miami, Florida, for which it pays only for administrative services and no rent.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently engaged in any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders during the fourth quarter of the year ended December 31, 1995.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock has been quoted on the NASDAQ Small Cap Market since August 22, 1994 under the symbol "AGRO". The following table sets forth, for the periods indicated, the range of high and low bid quotations as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. There presently is a limited public market for the Common Stock.

                                                    Price Per Share
                                                    High        Low
                                                    ---------------
The period from inception (June 3, 1994)
through December 31, 1994:
  Third Quarter (commencing August 22, 1994)         5        4 7/8
  Fourth Quarter                                     5        4 1/8
Fiscal year ending December 31, 1995:
  First Quarter                                      4.5      2
  Second Quarter                                     2.75     2
  Third Quarter                                      2.625    2
  Fourth Quarter                                     2.625    2
Fiscal year ending December 31, 1996
  First Quarter (ending January 15, 1996)            2.75     2.5



         As of January 17, 1996, there were approximately 99 holders of record of the Company's Common Stock with 1,265,100 shares of Common Stock outstanding. In addition, the Company believes that there are more than 1580 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On February 12, 1996, the closing bid and ask price of the Common Stock were $2.625 and $3.00, respectively.

         The Company has never paid and does not currently intend to pay cash dividends. In addition, the Company has never made, nor adopted any policies with respect to, in-kind distributions, and has no present intention of adopting any such policies or of making any such distributions. Furthermore, there may also be substantial legal and contractual restrictions affecting the timing of any such distributions by the Company or any such resales by stockholders of distributed securities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 ("FISCAL 1995") AS COMPARED TO PERIOD FROM INCEPTION (JUNE 3, 1994) THROUGH DECEMBER 31, 1994 ("FISCAL 1994")

         As a result of operations, net assets increased approximately $25,100 (approximately .5% of net assets) during Fiscal 1995 compared with an increase in net assets of approximately $5,154,900 during Fiscal 1994 primarily from the proceeds of the Company's initial public offering. The Company was inactive, except for matters relating to its organization and registration under the 1940 Act, for the period from inception (June 3, 1994) through August 30, 1994. The net increase in net assets resulting from operations for Fiscal 1995 primarily resulted from an increase in realized gains from sales of investments of $44,700 offset by unrealized depreciation on investments of $13,300 as a result of the decline in fair value of the Company's investment in AGP as of December 31, 1995. These results compare with a net increase in net assets resulting from operations in Fiscal 1994 of $900 which occurred primarily from net investment income of $6,000 which was offset by unrealized depreciation on investments of $5,100 as a result in the decline in the market value of certain U.S. Treasury Bills as of December 31, 1994.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $288,100 for Fiscal 1995 compared with investment income (which consisted entirely of interest income) of approximately $77,600 for Fiscal 1994.

         Expenses aggregated approximately $296,000 during Fiscal 1995 which included salaries, consulting fees, legal fees, accounting fees, consulting fees, rent and administrative expenses as compared with expenses of $70,500 during Fiscal 1994 for salaries, consulting fees, legal fees, accounting fees, rent and administrative expenses with the Company being inactive except for organization and registration matters from June 3, 1994 through August 30, 1994. Professional fees increased $56,200 as most fees incurred during Fiscal 1994 were related to the Company's initial public offering and were appropriately netted against capital in excess of par.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company had cash and cash equivalents of approximately $601,800 and U.S. Treasury Bills of approximately $4,424,800 as compared to approximately $1,129,900 in cash and cash equivalents and approximately $3,926,700 in Treasury Bills as of December 31, 1994. The decrease of $30,000 in capital resources for Fiscal 1995 as compared to Fiscal 1994 was primarily due to the AGP loan of $22,600 and the purchase of $9,600 of fixed assets. In the fourth quarter of 1995, the Company loaned an aggregate of $100,00 to Approved Financial Corporation pursuant to a credit facility and had a $50,000 loan to Golf Reservations of America, Inc. outstanding. As of December 31, 1995, the Company had liabilities of approximately $33,200 compared with liabilities of $19,800 as of December 31, 1994.


ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements included herein following page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following is a list of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:

                                   YEAR OF
NAME AND AGE OF DIRECTOR          ELECTION              POSITION
------------------------          --------              --------
Leonard J. Sokolow*               1994        Chairman of the Board,
39                                            President and Portfolio Manager

Hon. J. Antonio Villamil*         1994        Vice-Chairman International Strategy,
48                                            Secretary and Director

Sanford B. Cohen                  1994        Director
39

Martin C. Engelmann               1994        Director
54

Neil R. Winter                    1995        Director
42

*Indicates "interested person" of the Company within the meaning of the 1940
Act.

         Leonard J. Sokolow has been Chairman of the Board, President, Chief Financial Officer and Portfolio Manager of the Company since inception. Since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc. a privately-held corporation which provides domestic and international investment banking and financial advisory services. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere Corporation, a public corporation engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President-Operations, Administration and Finance and General Counsel. Since September 1992, Mr. Sokolow has been a director of Video Jukebox Network, Inc. ("Video Jukebox"), a public company in the entertainment industry. From September 1992 until June 1995, he was with Video Jukebox Network International Limited, a subsidiary of Video Jukebox. Since March 1990, Mr. Sokolow has served as a director of Catalina Lighting, Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting. Since April of 1995 Mr. Sokolow has been a director of Ezcony Interamerica, Inc. a distributor of electronic products and CD Rom programming to Latin America. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from The University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

         Hon. J. Antonio Villamil has been Vice Chairman - International Strategy, Secretary and a director of the Company since inception. Since January 1993, Mr. Villamil has been President and Chief Executive Officer of the Washington Economics Group, Inc., an economic, financial, and government relations adviser.

From April 1989 to January 1993, Mr. Villamil served as Chief Economist of the United State Department of Commerce, and most recently as Under Secretary for Economic Affairs. From January 1981 to April 1989, Mr. Villamil was employed by Southeast Bank, N.A., most recently as Senior Vice President and Chief Economist, Corporate Planning and Economics Department, Office of the Chairman of the Board. From 1978 to 1981, Mr. Villamil was employed by Crocker National Bank, most recently as its Vice President and Economist, Economics Department. Mr. Villamil received a B.S. degree in Economics in 1968 and a Master of Arts in Economics in 1971 from Louisiana State University.

         Sanford B. Cohen has been a director of the Company since inception. In 1985, Mr. Cohen co-founded Prescott Valley Broadcasting Co., Inc., owner of KIHX-FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information, Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University.

         Martin C. Engelmann has been a director of the Company since inception. In 1984, Mr. Engelmann co-founded Diamed-Caribbean, Inc. (formerly Dale-Mar Associates, Inc.), a management consulting firm specializing in companies in the health care industry with distribution in the Caribbean, and has been its President since its inception. Since November 1988, Mr. Engelmann has been a director of Miller Industries, Inc., a public company engaged in manufacturing and marketing of glass doors. Mr. Engelmann received a B.S. degree in Business Administration from The University of Florida in 1963.

         Neil R. Winter has been a director of the Company since February, 1995. Since June 1985, Mr. Winter was a shareholder in the CPA firm of Winter, Scheifley & Associates, P.C.. He received a Bachelor of Science degree from Boston University in 1974 and is licensed as a Certified Public Accountant in the states of Colorado and Florida. Mr. Winter is also a member of the Colorado Society of Certified Public Accounts and the American Institute of Certified Public Accountants.

         The Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the stockholders in any year. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

         Messrs. Cohen and Engelmann serve as Class I directors, Messrs. Villamil and Winter serve as Class II directors and Mr. Sokolow serves as a Class III director. The terms of the Class I, Class II and Class III directors will expire on the dates of the 1995, 1996 and 1997 annual stockholders meeting, respectively, or until the next applicable stockholders meeting.

CERTAIN FILINGS

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership in the Common Stock. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

         To the Company's knowledge, based on copies of such reports furnished to the Company and representations by persons that would be required to file such forms, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the year ended December 31, 1995, the respective compensation earned by the Chief Executive Officer of the Company and the other executive officer who earned in excess of $100,000 (of which there were none), (the "Named Executive") in all capacities in which he served.


                                         Annual Compensation
                                         -------------------
          Name and Principal
               Position                            Year             Salary   Bonus Plan
         ------------------                        ----             ------   ----------
         Leonard J. Sokolow,                       1995             $91,500    $2,700
         Chairman of the Board                     1994             $33,115       -0-
         President, Chief Executive
         Officer & Portfolio Manager

         The Company has implemented an employee profit sharing plan (the "Plan") which provides for payment of a performance fee in an amount equal to 20% of net income after taxes in each fiscal year, computed from the end of the last fiscal year in respect of which performance fees were paid ("Plan Income"). Such performance fee shall be payable regardless of the amount of net income. Pursuant to his employment agreement, Mr. Sokolow will receive 10% of Plan Income, if any; provided, however, that the amount so distributable to Mr. Sokolow in any given year shall not exceed 50% of all amounts eligible to be distributed under the Plan.

         Directors, other than Mr. Sokolow, will receive an annual fee of $2,500 for serving on the Board of Directors plus $250 and out-of-pocket expenses for each meeting attended.

         Other than the Plan, the Company does not have any stock option, annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers or directors are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid.

         In September 1995 the Company entered into a month to month consulting agreement with the Washington Economics Group, Inc. ("WEG"), of which Hon. J. Antonio Villamil, Vice Chairman - International Strategy and a director of the Company, is President and Chief Executive Officer. Pursuant to the consulting agreement, WEG will receive a monthly retainer of $3,000 in exchange for providing up to 20 hours of consulting services per month. WEG shall receive additional compensation of $200 per hour for any consulting services provided in excess of 60 hours per three month period. In its capacity as a consultant, WEG shall consult with the Portfolio Manager in analyzing investments, assist management in investor relations and, as requested, prepare formal presentations to the Board of Directors and the Advisory Board on market developments in Latin America and the Caribbean.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 12, 1996, the beneficial ownership of the Common Stock of the Company of (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock of the Company, (ii) each director (including the Named Executive) of the Company, and (iii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                                           Number of Shares
Name and Address                           Beneficially           Percentage
of Beneficial Owner (1)                    Owned (2)               of Class
-----------------------                    ---------               --------
Leonard J. Sokolow(3)                      100                        *
Hon. J. Antonio Villamil                   -0-                        *
Neil R. Winter                             -0-                        *
Sanford B. Cohen                           -0-                        *
Martin C. Engelmann                        -0-                        *
* Less than 1%

(1) The business address for purposes hereof of all of the Company's directors and executive officers is in care of the Company.
(2) Unless otherwise noted, the Company believes that all persons in the table have sole voting and disposition power with respect to all shares of Common Stock beneficially owned by them.
(3)      Additionally represents all officers and directors as a group
(5 persons).

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1995 the Company has entered into a month to month consulting agreement with the Washington Economics Group, Inc. ("WEG"), of which Hon. J. Antonio Villamil, Vice Chairman - International Strategy and a director of the Company, is President and Chief Executive Officer. Pursuant to the consulting agreement, WEG will receive a monthly retainer of $3,000 in exchange for providing up to 20 hours of consulting services per month. WEG shall receive additional compensation of $200 per hour for any consulting services provided in excess of 60 hours per three month period. In its capacity as a consultant, WEG shall consult with the Portfolio Manager in analyzing investments, assist management in investor relations and, as requested, prepare formal presentations to the Board of Directors and the Advisory Board on market developments in Latin America and the Caribbean. See "Executive Compensation".

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

         3.1  Certificate of Incorporation - incorporated by reference to
Exhibit 3.1 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on June 17, 1994.

         3.2 By-laws - incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on June 17, 1994.

         10.1 Employment Agreement dated August 30, 1994, between the Company and Leonard J. Sokolow - incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on July 28, 1994.

         10.2 Profit Sharing Plan - incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on July 28, 1994.

         10.4 Consulting Agreement between the Company and The Washington Economics Group, Inc. dated June 2, 1994 - incorporated by reference to Exhibit
10.4 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on July 28, 1994.

         27.1    Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed with the Securities and Exchange Commission during 1995.

                          ANNUAL REPORT ON FORM 10-KSB

                             ITEM 7, ITEM 13(a)(1)

                          LIST OF FINANCIAL STATEMENTS

                        YEAR ENDED DECEMBER 31, 1995 AND

            FROM INCEPTION (JUNE 3, 1994) THROUGH DECEMBER 31, 1994

                         THE AMERICAS GROWTH FUND, INC.

                                 MIAMI, FLORIDA

                          FORM 10-KSB - ITEM 13(a)(1)

                         THE AMERICAS GROWTH FUND, INC.

                          LIST OF FINANCIAL STATEMENTS





The following financial statements of The Americas Growth Fund, Inc. are included in Item 7:

   Balance Sheets - December 31, 1995 and 1994

   Statements of Operations - Year ended December 31, 1995 and from inception
    (June 3, 1994) through December 31, 1994

   Statements of Changes in Net Assets - Year ended December 31, 1995 and from inception (June 3, 1994) through December 31, 1994

   Statements of Cash Flows - Year ended December 31, 1995 and from inception
    (June 3, 1994) through December 31, 1994

   Notes to Financial Statements

              Report of Independent Certified Public Accountants

Board of Directors and Shareholders
The Americas Growth Fund, Inc.

We have audited the accompanying balance sheets of The Americas Growth Fund, Inc. as of December 31, 1995 and 1994 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 1995 and for the period from inception (June 3, 1994) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included observation of securities held by the Company or confirmation of other securities owned by correspondence with the custodian and broker as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Americas Growth Fund, Inc. at December 31, 1995 and 1994, the results of its operations, the changes in its net assets and its cash flows for the year ended December 31, 1995 and for the period from inception (June 3, 1994) through December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 5, the financial statements as of December 31, 1995 and 1994, include securities valued at $150,000 (2.9% of net assets) and $100,000 (1.9% of net assets), respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



                                           ERNST & YOUNG LLP

Jacksonville, Florida
January 12, 1996

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                             1995            1994
Assets:                                                  ------------    ------------
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                   $ 4,424,800     $ 3,926,700
    Investments in common stock                                -             100,000
    Investments in notes receivable                          150,700           -
                                                         -----------     -----------
      Total investments (amortized cost of $4,597,400
       and $4,032,700 for 1995 and 1994, respectively)     4,575,500       4,026,700

  Cash and cash equivalents                                  601,800       1,129,900
  Prepaid expenses                                             8,000             800
  Deferred tax asset                                           4,400             900
  Furniture and equipment, net                                16,700           8,100
  Organizational costs, net                                    5,700           7,200
  Deposits                                                     1,100           1,100
                                                         -----------     -----------
                                                           5,213,200       5,174,700
                                                         -----------     -----------
Liabilities:
  Accounts payable                                            15,000           7,300
  Accrued payroll taxes                                        -               8,900
  Accrued directors fees                                       4,600           2,500
  Accrued profit sharing liability                             2,700           -
  Income taxes payable                                         7,700           -
  Deferred tax liability                                       3,200           1,100
                                                         -----------     -----------
                                                              33,200          19,800
                                                         -----------     -----------
                                                         $ 5,180,000     $ 5,154,900
                                                         ===========     ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                   $     -         $     -
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding        12,700          12,700
  Capital in excess of par                                 5,141,300       5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                       (300)          6,000
    Realized gains on investments                             44,700           -
    Unrealized depreciation of investments                   (18,400)         (5,100)
                                                         -----------     -----------
                                                              26,000             900
Net assets applicable to outstanding common shares       -----------     -----------
 (equivalent to $4.09 and $4.07 per share for 1995
 and 1994, respectively, based on outstanding
 common shares of 1,265,100)                             $ 5,180,000     $ 5,154,900
                                                         ===========     ===========


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 1995 AND
            FROM INCEPTION (JUNE 3, 1994) THROUGH DECEMBER 31, 1994


                                                      1995             1994
                                                 -------------    -------------
Interest income                                  $    288,100     $     77,600
                                                 ------------     ------------
Expenses:
  Consulting fees to affiliate                         36,000           12,000
  Salaries                                             99,700           36,100
  Professional fees                                    62,800            6,600
  Board of Directors fees                              13,400            2,500
  Rent                                                 16,400            5,200
  Other                                                67,700            8,100
                                                 ------------     ------------
                                                      296,000           70,500
                                                 ------------     ------------
Investment (loss) income before income
 tax expense                                           (7,900)           7,100

Less income tax (benefit) expense                      (1,600)           1,100
                                                 ------------     ------------
Net investment (loss) income                           (6,300)           6,000

Realized gain from sales of investments                55,800           -

Less income tax expense applicable to
 realized gain from sales of investments               11,100           -
                                                 ------------     ------------
                                                       44,700           -


Unrealized depreciation of investments                (16,600)          (6,000)

Less income tax benefit applicable
 to unrealized depreciation of investments             (3,300)            (900)
                                                 ------------     ------------
                                                      (13,300)          (5,100)
                                                 ------------     ------------
Net increase in net assets resulting
 from operations                                 $     25,100     $        900
                                                 ============     ============
Per-share amounts:
  Net investment (loss) income                   $      (0.01)    $       0.01
  Net realized gains on investments                      0.04           -
  Net unrealized losses on investments                  (0.01)           (0.01)
                                                 ------------     ------------
                                                 $       0.02     $     -
                                                 ============     ============
Weighted average number of shares used
  in per-share computations                         1,265,100          722,883
                                                 ============     ============

                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS
                        YEAR ENDED DECEMBER 31, 1995 AND
            FROM INCEPTION (JUNE 3, 1994) THROUGH DECEMBER 31, 1994



                                                 1995             1994
                                             ------------    --------------
Net investment income (loss)                 $    (6,300)    $       6,000

Net realized gains from sales
 of investments                                   44,700            -

Net increase in unrealized depreciation
 of investments                                  (13,300)           (5,100)
                                             -----------     -------------
Net increase in net assets resulting
 from operations                                  25,100               900

Capital share transactions:
  Net proceeds from public offering                -             5,153,500
  Proceeds from initial capitalization
   of Company                                      -                   500
                                             -----------     -------------
Total capital share transactions                   -             5,154,000
                                             -----------     -------------
Increase in net assets                            25,100         5,154,900

Net assets at beginning of period              5,154,900            -
                                             -----------     -------------
Net assets at end of period
 (includes undistributed net investment
 (loss) income of ($300) and $6,000 at
 December 31, 1995 and 1994, respectively)   $ 5,180,000     $   5,154,900
                                             ===========     =============




                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 1995 AND
            FROM INCEPTION (JUNE 3, 1994) THROUGH DECEMBER 31, 1994

                                                           1995          1994
Cash flows from operating activities:                  ------------  ------------
  Sources of cash:
    Interest                                           $    34,300   $    16,300
                                                       -----------   -----------
  Uses of cash:
    Payroll                                                105,900        27,200
    Consulting fees to affiliate                            36,000        12,000
    Operating expenses                                     153,900        17,900
                                                       -----------   -----------
                                                           295,800        57,100
                                                       -----------   -----------
      Cash used in operating activities                   (261,500)      (40,800)
Cash flows from investing activities:                  -----------   -----------
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills            9,000,000     2,000,000
    Proceeds from notes receivable                         100,000         -
    Proceeds from sale of common stock                     242,800         -
                                                       -----------   -----------
                                                         9,342,800     2,000,000
  Uses of cash:                                        -----------   -----------
    Purchase of furniture and equipment                      9,600         8,300
    Payment of security deposits                             -             1,100
    Payment of organizational costs                          -             2,500
    Purchase of U.S. Treasury Bills                      9,239,500     5,871,400
    Purchase of common stock                                87,700       100,000
    Purchase of notes receivable:
      Related party                                         22,600         -
      Other                                                250,000         -
                                                       -----------   -----------
                                                         9,609,400     5,983,300
                                                       -----------   -----------
      Cash used in investing activities                   (266,600)   (3,983,300)
Cash flows from financing activities:                  -----------   -----------
  Sources of cash:
    Advance from shareholder                                 -           115,100
    Proceeds from sale of common stock                       -         5,502,800
    Proceeds from initial capitalization of Company          -               500
                                                       -----------   -----------
                                                             -         5,618,400
  Uses of cash:                                        -----------   -----------
    Payment of advance from shareholder                      -           115,100
    Payment of stock issuance costs                          -           349,300
                                                       -----------   -----------
                                                             -           464,400
                                                       -----------   -----------
      Cash provided by financing activities                  -         5,154,000
                                                       -----------   -----------
(Decrease) increase in cash and cash equivalents          (528,100)    1,129,900

Cash and cash equivalents at beginning of period         1,129,900         -
                                                       -----------   -----------
Cash and cash equivalents at end of period             $   601,800   $ 1,129,900
                                                       ===========   ===========


                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                        YEAR ENDED DECEMBER 31, 1995 AND
            FROM INCEPTION (JUNE 3, 1994) THROUGH DECEMBER 31, 1994



                                                          1995          1994
                                                      ------------  ------------
Reconciliation of net increase in net assets
 resulting from operations to cash used in
 operating activities:

Net increase in net assets resulting from operations   $    25,100   $       900
                                                       -----------   -----------
Adjustments to reconcile net increase in net assets
 resulting from operations to cash used in operating
 activities:

  Accretion of discount on U.S. Treasury Bills            (251,900)      (61,300)

  Realized gain from sale of investments                   (55,800)        -

  Amortization and depreciation                              2,500           500

  Unrealized depreciation of investments                    16,600         6,000

  Provision for deferred income taxes (benefit)             (1,400)          200

  Changes in assets and liabilities:
    Prepaid expenses                                        (7,200)         (800)
    Interest receivable                                       (700)        -
    Accounts payable                                         7,700         2,300
    Accrued payroll taxes                                   (8,900)        8,900
    Accrued profit sharing liability                         2,700         -
    Accrued directors fees                                   2,100         2,500
    Income taxes payable                                     7,700         -
                                                       -----------   -----------
      Total adjustments                                   (286,600)      (41,700)
                                                       -----------   -----------

                                                       $  (261,500)  $   (40,800)
Cash used in operating activities                      ===========   ===========


                         Read the accompanying notes

                         THE AMERICAS GROWTH FUND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994




1.  ORGANIZATION AND NATURE OF OPERATIONS:
         The Americas Growth Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on June 3, 1994. The Company is a nondiversified, closed-end management investment company and has filed with the Securities and Exchange Commission ("SEC") a notification of election to be treated as a "business development company" as that term is defined in the Investment Company Act of 1940, as amended.

         The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company has and plans to continue to invest primarily in United States based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at lease 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela.

         The Company considers "emerging companies" to be those companies in the early stages of development with little or no operating history, and minimal revenue or profits, which the Company anticipates will increase revenue and become profitable. The Company considers "established companies" to be those with an existing revenue and profit base. To a lesser extent, certain of the emerging and established companies in which the Company invests may be in "turnaround" or other restructuring situations.


2.  SIGNIFICANT ACCOUNTING POLICIES:
         SECURITIES VALUATION:
            Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the year. U.S. Treasury bills are valued at market value. Restricted securities are valued at fair value as determined by the Board of Directors. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994





2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         USE OF ESTIMATES.
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


         CASH AND CASH EQUIVALENTS:
            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


         FURNITURE AND EQUIPMENT:
            Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.


         ORGANIZATIONAL COSTS:
            Organizational costs are stated net of accumulated amortization of $1,800 and $300 at December 31, 1995 and 1994, respectively, and are being amortized using the straight-line method over five years.


         INCOME TAXES:
            The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at December 31, 1995 and 1994 for federal income tax purposes and financial reporting purposes was the same. The aggregate gross and net unrealized depreciation for all securities held at December 31, 1995 and 1994 is $22,600 and $6,000, respectively.


         PER SHARE AMOUNTS:
            Per share amounts are computed by dividing the net investment income (loss) and net realized and unrealized gains (losses) on investments by the weighted average number of shares outstanding throughout the year.


         RECLASSIFICATION:
            Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994




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

         A summary of the proceeds from the initial public offering and the exercise of the overallotment option is as follows:

           Gross offering proceeds                                                    $ 5,500,000

           Less:
             Underwriting discounts and commissions         $   550,000
             Non-accountable expense allowance                  165,000                   715,000
                                                            -----------               -----------
           Net offering proceeds                                                        4,785,000
                                                                                      -----------

           Add overallotment option proceeds:
             Gross overallotment proceeds                                             $   825,000
           Less:
             Underwriting discounts and commissions         $    82,500
             Non-accountable expense allowance                   24,700                   107,200
                                                            -----------               -----------
           Net overallotment option proceeds                                              717,800
                                                                                      -----------

           Net proceeds from Underwriter                                                5,502,800
           Printing, legal and other offering costs                                       349,300
                                                                                      -----------
           Net proceeds from initial public offering                                  $ 5,153,500
                                                                                      ===========

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994





5.  INVESTMENTS:
         INVESTMENTS INCLUDE THE FOLLOWING AT DECEMBER 31, 1995 AND 1994:

                                                                           VALUE               VALUE
           PRINCIPAL               TYPE OF ISSUE AND                    DECEMBER 31,        DECEMBER 31,
            AMOUNT                  NAME OF ISSUER                          1995               1994
         --------------------------------------------------------------------------------------------------
                                  U.S. Treasury bills (85.4%
                                   and 76.2% of net assets at
                                   December 31, 1995 and 1994,
                                   respectively)


         $ 1,952,754              U.S. Treasury bill,
                                   $2,000,000 face value,
                                   matures March 2, 1995                 $     -             $ 1,981,600


         $ 1,940,449              U.S. Treasury bill,
                                   $2,000,000 face value,
                                   matures June 8, 1995                        -               1,945,100


         $   471,030              U.S. Treasury bill,
                                   $500,000 face value,
                                   matures January 11, 1996                  499,300               -


         $ 1,415,780              U.S. Treasury bill,
                                   $1,500,000 face value,
                                   matures February 8, 1996                1,492,000               -


         $ 1,949,545              U.S. Treasury bill,
                                   $2,000,000 face value,
                                   matures June 6, 1996                    1,955,600               -


         $   476,030              U.S. Treasury bill,
                                   $500,000 face value,
                                   matures November 14, 1996                 477,900              -
                                                                         -----------         -----------

                                  Total U.S. Treasury bills              $ 4,424,800         $ 3,926,700
                                                                         ===========         ===========

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994




5.  INVESTMENTS (CONTINUED):

           NUMBER OF        NUMBER OF
            SHARES           SHARES                                              VALUE                VALUE
           DECEMBER 31,    DECEMBER 31,       TYPE OF ISSUE AND                DECEMBER 31,        DECEMBER 31,
             1995            1994               NAME OF ISSUER                    1995                 1994
          -----------------------------------------------------------------------------------------------------
                                           Common stocks (0.0% and
                                            1.9% of net assets at
                                            December 31, 1995 and
                                            1994, respectively:


                                           Majority owned (restricted):
            80                 -            Americas Growth
                                             Partners, Inc.                    $    -                $      -


                                           Restricted:
             -               50,000         Greg Manning
                                             Auctions, Inc.                         -                  100,000
                                                                               ===========           =========



           NUMBER OF            NUMBER OF
           WARRANTS             WARRANTS                                      VALUE                  VALUE
          DECEMBER 31,        DECEMBER 31,      TYPE OF ISSUE AND          DECEMBER 31,           DECEMBER 31,
             1995                1994             NAME OF ISSUER              1995                    1994
          ----------------------------------------------------------------------------------------------------
                                             Common stocks warrants:

                                             Restricted:
             -                    1           Greg Manning
                                               Auctions, Inc.                    -                      -
                                                                            ===========            ===========

                                             Golf Reservations
                                              of America, Inc.

             2                    -             Class A                          -                      -
             2                    -             Class B                          -                      -
                                                                            ===========            ===========



                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994




5.  INVESTMENTS (CONTINUED):

           PRINCIPAL AMOUNT                                                               VALUE
               OF NOTES                      TYPE OF ISSUE AND                         DECEMBER 31,
          DECEMBER 31, 1995                    NAME OF ISSUER                             1995
          -----------------------------------------------------------------------------------------
                                           Notes (2.9% net assets
                                            at December 31, 1995)

            $   50,000                     Golf Reservations of
                                            America, Inc.                               $   50,000

            $  100,000                     Approved Financial
                                            Corporation (including
                                            accrued interest of $700)                      100,700

            $   22,608                     Americas Growth
                                            Partners, Inc.                                    -
                                                                                        ----------
                                                                                        $  150,700
                                                                                        ==========

         In November 1994, the Company purchased in a private placement for an aggregate consideration of $100,000, 50,000 shares of Greg Manning Auctions, Inc. ("Manning") restricted common stock and a warrant entitling the holder to purchase 50,000 shares of Manning restricted common stock at $2.25 per share through November 3, 1995. Subsequently, the number of common shares obtainable upon exercise was increased to 56,500 and the exercise price was decreased to $1.55.
         The Company received certain registration rights with respect to the common stock and the common stock underlying the warrant. The Company exercised the warrant and purchased the common stock on November 1, 1995. On November 16, 1995 the Company sold the common stock of Greg Manning Auctions, Inc. for $141,200 which resulted in a realized gain of approximately $53,500.

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of December 31, 1995, the outstanding balance was $50,000 whick is due the earlier of April 1, 1996 or upon the closing of Golf's firm underwritten public offering. In connection with the notes, the Company received warrants to purchase an aggregate 110,907 shares of Golf's common stock at an exercise price of $1.88 per share. As of December 31, 1995, the Board of Directors has valued the note at $50,000 and the warrants at $0.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994




5.  INVESTMENTS (CONTINUED):
         On July 6, 1995, the Company entered in to a joint venture agreement with Approved Financial Corporation (Approved) to market commercial loans to businesses that derive, or are in a position to derive, a substantial portion of their revenue from the Caribbean or Latin America. The loans are to be secured by qualified first or second mortgages. On August 1, 1995, the Company provided Approved with a $200,000 credit facility bearing interest at prime. As of December 31, 1995, $100,000 has been advanced to Approved under the credit facility. In consideration for providing the credit facility and for its management consulting services, the Company will receive a twenty-five percent (25%) interest in the joint venture's revenue received from points on applicable loans and an option to purchase twenty five percent (25%) of the joint venture for $200,000. As of December 31, 1995, the Company had not exercised this option. As of December 31, 1995, the Board of Directors has valued the outstanding credit facility at $100,000 and the option at $0.


         During 1995, the Company has advanced funds to Americas Growth Partners, Inc. (AGP) aggregating $22,608 pursuant to a 10% promissory note. In addition, the Company received 80 shares of AGP common stock, representing an 80% interest, in connection with the promissory note. AGP is a publishing and consulting business which began operations in January 1995. The Board of Directors has valued the common stock and note at $0 as of December 31, 1995 and accordingly, a reserve of $22,608 is included in the accompanying balance sheet as of December 31, 1995. AGP's operating results for 1995 were not significant.


6.  CASH AND CASH EQUIVALENTS:

           NUMBER OF         NUMBER OF                                           COST AND          COST AND
            SHARES            SHARES                                               VALUE             VALUE
          DECEMBER 31,      DECEMBER 31,        TYPE OF ISSUE AND               DECEMBER 31,      DECEMBER 31,
             1995              1994               NAME OF ISSUER                    1995             1994
          -----------------------------------------------------------------------------------------------------
          600,600          1,118,500           Money market fund,
                                                Cortland Trust, Inc.             $ 600,600        $  1,118,500


             -                  -              Checking account
                                                with bank                            1,200              11,400
                                                                                 ---------        ------------
                                               Total cash and cash
                                                equivalents (11.6 %
                                                and 21.9% of net
                                                assets at December 31,
                                                1995 and 1994, respectively)     $ 601,800        $  1,129,900
                                                                                 =========        ============



                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994




7.  FURNITURE AND EQUIPMENT:
         Furniture and equipment are comprised of the following at December 31, 1995 and 1994:

                                                                                1995             1994
                                                                             ----------       ----------
                 Furniture and fixtures                                      $   1,500        $   1,500
                 Computer equipment                                             16,400            6,800
                                                                             ---------        ---------
                                                                                17,900            8,300

                  Less accumulated depreciation                                 (1,200)            (200)
                                                                             ---------        ---------
                                                                             $  16,700        $   8,100
                                                                             =========        =========


8.  INCOME TAXES:
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liability is the result of an unrealized appreciation on investments and using accelerated depreciation methods for income tax purposes.

         The significant components of deferred tax assets and liabilities on the balance sheet at December 31, 1995 and 1994 are:

                                                                                1995             1994
                                                                             ----------       ----------
                 Deferred tax assets:
                   Unrealized depreciation of investments                    $   4,300        $    900
                   Section 179 expense carryover                                   100             -
                                                                             ---------        --------
                                                                                 4,400             900
                 Deferred tax liability:
                   Depreciation                                                  3,200           1,100
                                                                             ---------        --------

                 Net deferred tax asset (liability)                          $   1,200        $   (200)
                                                                             =========        ========


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994




8.  INCOME TAXES (CONTINUED):
         Significant components of the provision for income taxes attributable to continuing operations in 1995 and 1994 are as follows:

                                                                       1995                      1994
                                                                    ----------                ----------
                 Current:
                  Federal                                           $   5,800                  $    -
                  State                                                 1,900                       -
                                                                    ---------                  --------
                                                                        7,700                       -
                                                                    ---------                  --------
                 Deferred:
                  Federal (benefit)                                    (1,100)                      200
                  State (benefit)                                        (400)                      -
                                                                    ---------                  --------
                                                                       (1,500)                      200
                                                                    ---------                  --------
                 Provision for income taxes                         $   6,200                  $    200
                                                                    =========                  ========


9.  RELATED PARTY TRANSACTIONS:
         A Shareholder of the Company had advanced approximately $115,100, for initial public offering costs. The Shareholder was repaid in full prior to December 31, 1994.

         The Company entered into a one year consulting agreement with an entity of which a director of the Company was Chairman and President. The agreement terminates in July, 1996. During 1995 and 1994, the Company paid $36,000 and $12,000, respectively, under this agreement. The Company is committed to pay $24,000 under this agreement during 1996.

         The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". Rent expense for the periods ended December 31, 1995 and 1994 amounted to approximately $16,400 and $5,200, respectively. In addition, the Company paid the law firm legal fees of approximately $13,000 in 1995.

                        THE AMERICAS GROWTH FUND, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1995 AND 1994




9.  RELATED PARTY TRANSACTIONS (CONTINUED):
         The Company entered into an employment agreement with the president of the Company. The agreement is for three years expiring in July, 1997. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $91,500 and $33,000 pursuant to this agreement during 1995 and 1994, respectively.


10. PROFIT SHARING PLAN:
         The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of December 31, 1995 and 1994, approximately $2,700 and $0, respectively, was accrued in connection with the Plan. In 1995 and 1994 no fees were paid in connection with the Plan.


11.  PENDING MERGER:
         On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard Technologies B.V. (Tallard), a privately-held company engaged in the sale and distribution of computers, peripherals, software and services related to the information processing industry. Under the terms of the letter of intent, the Company will acquire all of the outstanding securities of Tallard in exchange for the issuance of approximately 8,088,406 shares of stock of the Company to the sole stockholder of Tallard. The contemplated merger with Tallard is subject to the negotiation of a definitive agreement and approval of definitive terms and conditions of the transactions by the stockholders of the Company and Tallard, neither of which has occurred as of December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Americas Growth Fund, Inc.



Dated:  February 16, 1996               By: /s/ Leonard J. Sokolow
                                            ------------------------------------
                                            Leonard J. Sokolow, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                           DATE
---------                                   -----                           ----

/s/ Leonard J. Sokolow              Chairman of the Board             February 16, 1996
--------------------------          and President
Leonard J. Sokolow                  (Principal Executive
                                    Officer and Principal
                                    Accounting Officer)


/s/ J. Antonio Villamil             Vice Chairman of the              February 16, 1996
--------------------------          Board and Director
Hon. J. Antonio Villamil


/s/ Sanford B. Cohen                Director                          February 16, 1996
--------------------------
Sanford B. Cohen


/s/ Martin C. Engelmann             Director                          February 16, 1996
--------------------------
Martin C. Engelmann


/s/ Neil R. Winter                  Director                          February 16, 1996
--------------------------
Neil R. Winter


