Form 10QSB
period 1996-03-31
AMERICAS GROWTH FUND INC
filed 1996-05-15
CIK 925677

               FORM 10-QSB. -- QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    (Last amended by 34-32231, eff 6/3/93.)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X]         QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------
                                       or

  [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period _____________ to _________________

                         Commission File Number 0-24432
                                                -------

                         THE AMERICAS GROWTH FUND, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            MARYLAND                                    65-0604786
- --------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R. S.Employer Indentification No.)
incorporation or organization)

            701 Brickell Avenue, Suite 2000, Miami, Florida 33131
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               ( 305 ) 374-3575
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No
                                                                  ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100
                                                     ---------

Transitional Small Business Disclosure Format (Check one): Yes      ; No   X
                                                               -----     -----

                                     INDEX
                         THE AMERICAS GROWTH FUND, INC.




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Balance Sheets - March 31, 1996 and 1995
         (Unaudited)

Statements of Operations for the three months ended March 31, 1996 and 1995.
         (Unaudited)

Statements of Changes in Net Assets for the three months ended March 31, 1996 and 1995.
         (Unaudited)

Statements of Cash Flows for the three months ended March 31, 1996 and 1995.
         (Unaudited)

Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations, Liquidity and Capital Resources.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



Signature

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                             1996            1995
                                                         -----------     -----------
Assets:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                   $ 4,429,500     $ 4,363,000
    Investments in common stock warrants                       -               5,300
    Investments in notes receivable                          150,700          50,000
                                                         -----------     -----------
      Total investments (amortized cost of $4,494,600      4,580,200       4,418,300
       and $4,411,200 for 1996 and 1995, respectively)

  Cash and cash equivalents                                  527,800         714,300
  Note receivable                                              -              20,300
  Prepaid expenses                                            14,300           6,500
  Deferred tax asset                                          17,000           -
  Furniture and equipment, net                                16,300          10,900
  Organizational costs, net                                    5,300           6,800
  Deposits                                                     1,100           1,100
                                                         -----------     -----------
                                                           5,162,000       5,178,200
                                                         -----------     -----------

Liabilities:
  Accounts payable                                            13,200           8,900
  Accrued payroll taxes                                        -                 200
  Accrued directors fees                                       4,900           4,300
  Accrued profit sharing liability                             2,700           -
  Deferred tax liability                                       2,800           2,500
                                                         -----------     -----------
                                                              23,600          15,900
                                                         -----------     -----------
                                                         $ 5,138,400     $ 5,162,300
                                                         ===========     ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                   $     -         $     -
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding        12,700          12,700
  Capital in excess of par                                 5,141,300       5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                    (37,400)          3,200
    Realized gains on investments                             43,500           -
    Unrealized (depreciation) appreciation
     of investments                                          (21,700)          5,100
                                                         -----------     -----------

Net assets applicable to outstanding common shares
 (equivalent to $4.06 and $4.08 per share for 1996
 and 1995, respectively, based on outstanding
 common shares of 1,265,100)                             $ 5,138,400     $ 5,162,300
                                                         ===========     ===========


                          Read the accompanying notes.

                        THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                      1996             1995
                                                 ------------     ------------
Interest income                                   $    65,100      $    67,400
                                                  -----------      -----------
Expenses:
  Consulting fees to affiliate                          9,000            9,000
  Salaries                                             23,600           22,500
  Professional fees                                    47,600           14,000
  Board of Directors fees                               3,800            2,500
  Other                                                29,300           20,800
                                                  -----------      -----------
                                                      113,300           68,800
                                                  -----------      -----------

Investment loss before income tax benefit             (48,200)          (1,400)

Less income tax benefit                                11,100              100
                                                  -----------      -----------
Net investment loss                                   (37,100)          (1,300)
                                                  -----------      -----------
Realized (loss) gain from sales of investments         (1,500)           4,200

Less income tax benefit (expense) applicable to
 realized (loss) gain from sales of investments           300             (600)
                                                  -----------      -----------
                                                       (1,200)           3,600
                                                  -----------      -----------
Unrealized (depreciation) appreciation
 of investments                                        (4,400)           7,100

Less income tax benefit (expense) applicable
 to unrealized (depreciation) appreciation of
 investments                                            1,100           (2,000)
                                                  -----------      -----------
                                                       (3,300)           5,100
                                                  -----------      -----------
Net (decrease) increase in net assets
 resulting from operations                        $   (41,600)     $     7,400
                                                  ===========      ===========

Per-share amounts:
  Net investment loss                             $     (0.03)     $    -
  Net realized gains (losses) on investments               -            -
  Net unrealized gains (losses) on investments             -            -
                                                  -----------      -----------
                                                  $     (0.03)     $    -
                                                  ===========      ===========

Weighted average number of shares used
  in per-share computations                       $ 1,265,100        1,265,100
                                                  ===========      ===========

                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNADITED)



                                                 1996            1995
                                             ------------    ------------
Net investment loss                          $   (37,100)    $    (1,300)

Net realized (losses) gains from sales
 of investments                                   (1,200)          3,600

Net increase in unrealized (depreciation)
 appreciation of investments                      (3,300)          5,100
                                             -----------     -----------
Net (decrease) increase in net assets
 resulting from operations                       (41,600)          7,400



Net assets at beginning of period              5,180,000       5,154,900
                                             -----------     -----------

Net assets at end of period                  $ 5,138,400     $ 5,162,300
                                             ===========     ===========





                         Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNADITED)


                                                           1996          1995
                                                       -----------   -----------
Cash flows from operating activities:
  Sources of cash:
    Interest                                           $     8,300   $     7,800
                                                       -----------   -----------
  Uses of cash:
    Payroll                                                 23,600        31,200
    Consulting fees to affiliate                             9,000         9,000
    Operating expenses                                      95,900        39,000
    Income taxes                                             -               200
                                                       -----------   -----------
                                                           128,500        79,400
                                                       -----------   -----------
      Cash used in operating activities                   (120,200)      (71,600)
                                                       -----------   -----------

Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills            2,000,000     2,000,000
    Proceeds from sale of common stock                       -           101,600
                                                       -----------   -----------
                                                         2,000,000     2,101,600
                                                       -----------   -----------
  Uses of cash:
    Purchase of furniture and equipment                      -             3,000
    Purchase of U.S. Treasury Bills                      1,953,800     2,372,300
    Advances to notes receivable:
      Related party                                          -            20,300
      Other                                                  -            50,000
                                                       -----------   ------------
                                                         1,953,800     2,445,600
                                                       -----------   ------------
      Cash provided by (used in) investing
       activities                                           46,200      (344,000)
                                                       -----------   ------------

Decrease in cash and cash equivalents                      (74,000)     (415,600)

Cash and cash equivalents at beginning of period           601,800     1,129,900
                                                       -----------   -----------
Cash and cash equivalents at end of period             $   527,800   $   714,300
                                                       ===========   ===========





                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNADITED)



                                                                 1996          1995
                                                              ----------     ---------
Reconciliation of net (decrease) increase in
 net assets resulting from operations to cash
 used in operating activities:

Net (decrease) increase in net assets
 resulting from operations                                    $  (41,600)    $   7,400
                                                              ----------     ---------
Adjustments to reconcile net (decrease) increase
 in net assets resulting from operations to
 cash used in operating activities:

  Accretion of discount on U.S. Treasury Bills                   (56,800)      (59,600)

  Realized loss (gain) from sale of investments                    1,500        (4,200)

  Amortization and depreciation                                      800           600

  Unrealized depreciation (appreciation) of investments            4,400        (7,100)

  Provision for deferred income taxes (benefit)                  (13,000)        2,300

  Changes in assets and liabilities:
    Prepaid expenses                                               7,600        (5,700)
    Accounts payable                                              (1,800)        1,600
    Accrued payroll taxes                                          -            (8,700)
    Accrued directors fees                                           300         1,800
    Income taxes payable                                         (21,600)        -
                                                              ----------     ---------
      Total adjustments                                          (78,600)      (79,000)
                                                              ----------     ---------

                                                              $ (120,200)    $ (71,600)
Cash used in operating activities                             ==========     =========





                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



1.   ORGANIZATION AND NATURE OF OPERATIONS:
            The Americas Growth Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on June 3, 1994. The Company is a non-diversified, closed-end management investment company and has filed with the Securities and Exchange Commission ("SEC") a notification of election to be treated as a "business development company" as that term is defined in the Investment Company Act of 1940, as amended.

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

            The Company considers "emerging companies" to be those companies in the early stages of development with little or no operating history, and minimal revenue or profits, which the Company anticipates will increase revenues and become profitable. The Company considers "established companies" to be those with an existing revenue and profit base. To a lesser extent, certain of the emerging and established companies in which the Company invests may be in "turnaround" or other restructuring situations.

2.   SIGNIFICANT ACCOUNTING POLICIES:
         SECURITIES VALUATION:
            Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the period. U.S. Treasury bills are valued at market value. Restricted securities are valued at fair value as determined by the Board of Directors. Because of the inherent uncertainty of such valuations, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         USE OF ESTIMATES.
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         CASH AND CASH EQUIVALENTS:
            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


         FURNITURE AND EQUIPMENT:
            Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.


         ORGANIZATIONAL COSTS:
            Organizational costs are stated net of accumulated amortization of $2,200 and $700 at March 31, 1996 and 1995, respectively, and are being amortized using the straight-line method over five years.


         INCOME TAXES:
            The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at March 31, 1996 and 1995 for federal income tax purposes and financial reporting purposes was the same. The aggregate gross and net unrealized (depreciation) appreciation for the three months ended March 31, 1996 and 1995 is ($4,400) and $7,100, respectively.


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


3.   CONCENTRATION OF CREDIT RISK:
            Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. During the year the Company had deposits with financial institutions which exceeded the $100,000 limit covered by the Federal Deposit Insurance Corporation. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions they believe are of good quality.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




4.   INVESTMENTS:
         INVESTMENTS INCLUDE THE FOLLOWING AT MARCH 31, 1996 AND 1995:

                                                          VALUE                VALUE
  PRINCIPAL             TYPE OF ISSUE AND               MARCH 31,            MARCH 31,
   AMOUNT                NAME OF ISSUER                   1996                 1995
- ---------------------------------------------------------------------------------------
                   U.S. Treasury bills (86.2%
                    and 84.5% of net assets at
                    March 31, 1996 and 1995,
                    respectively)

$ 1,940,449        U.S. Treasury bill,
                    $2,000,000 face value,
                    matures June 8, 1995              $     -              $ 1,978,100

$   485,580        U.S. Treasury bill,
                    $500,000 face value,
                    matures August 31, 1995                 -                  487,600

$   471,030        U.S. Treasury bill,
                    $500,000 face value,
                    matures January 11, 1996                -                  476,100

$ 1,415,780        U.S. Treasury bill,
                    $1,500,000 face value,
                    matures February 8, 1996                -                1,421,200

$ 1,949,545        U.S. Treasury bill,
                    $2,000,000 face value,
                    matures June 6, 1996                1,980,700                -

$   487,890        U.S. Treasury bill,
                    $500,000 face value,
                    matures July 11, 1996                 492,700                -

$ 1,465,940        U.S. Treasury bill,
                    $1,500,000 face value,
                    matures August 8, 1996              1,472,300                -

$   476,030        U.S. Treasury bill,
                    $500,000 face value,
                    matures November 14, 1996             483,800                -
                                                      -----------          -----------

                   Total U.S. Treasury bills          $ 4,429,500          $ 4,363,000
                                                      ===========          ===========

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




4.   INVESTMENTS (CONTINUED):

NUMBER OF        NUMBER OF
 SHARES           SHARES                                               VALUE            VALUE
MARCH 31,        MARCH 31,          TYPE OF ISSUE AND                 MARCH 31,        MARCH 31,
  1996            1995                NAME OF ISSUER                    1996             1995
- -------------------------------------------------------------------------------------------------
                                  Common stocks (0.0% and
                                   0.0% of net assets at
                                   March 31, 1996 and
                                   1995, respectively:


                                  Majority owned (restricted):
  80               -              Americas Growth
                                   Partners, Inc.                   $    -           $    -
                                                                    ============     ============

NUMBER OF       NUMBER OF
WARRANTS        WARRANTS                                                VALUE           VALUE
MARCH 31,       MARCH 31,             TYPE OF ISSUE AND                MARCH 31,       MARCH 31,
  1996            1995                 NAME OF ISSUER                   1996            1995
- -------------------------------------------------------------------------------------------------
                                  Common stocks warrants:
                                   (0.0% and 0.1% of net
                                   assets at March 31, 1996
                                   and 1995, respectively)

                                  Restricted:
   1               1               Greg Manning
                                   Auctions, Inc.                   $    -           $      5,300
                                                                    ============     ============

                                  Golf Reservations
                                   of America, Inc.

   2               2                Class A                         $    -           $    -
   2               2                Class B                         $    -           $    -
                                                                    ============     ============

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




4.  INVESTMENTS (CONTINUED):

 PRINCIPAL AMOUNT                                                 VALUE              VALUE
    OF NOTES                 TYPE OF ISSUE AND                  MARCH 31,          MARCH 31,
 MARCH 31, 1996               NAME OF ISSUER                      1996               1995
- --------------------------------------------------------------------------------------------
                          Notes (2.9% and 1.0% of
                           net assets at March 31,
                           1996 and 1995, respectively)

   $  50,000              Golf Reservations of
                           America, Inc.                      $  50,000          $  50,000

   $ 100,000              Approved Financial
                           Corporation (including
                           accrued interest of $700)            100,700                -
                                                              ---------          ---------

                                                              $ 150,700          $  50,000
                                                              =========          =========


In November 1994, in a private placement, the Company purchased 50,000 shares of restricted common stock and a warrant in Greg Manning Auctions, Inc. ("Manning"). The warrant entitled the holder to purchase 50,000 shares of Manning restricted common stock at $2.25 per share through November 3, 1995. Subsequently, the number of common shares obtainable upon exercise was increased to 56,500 and the exercise price was decreased to $1.55. The Company received certain registration rights with respect to the common stock and the common stock underlying the warrant. The Company exercised the warrant and purchased the common stock on November 1, 1995. On November 16, 1995 the Company sold the stock for $141,200 which resulted in a realized gain of approximately $53,500.

The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. At March 31, 1996 and 1995, the outstanding balance was $50,000 which is due the earlier of April 1, 1996 or upon the closing of Golf's firm underwritten public offering. In connection with the notes, the Company received warrants to purchase an aggregate 110,907 shares of Golf's common stock at an exercise price of $1.88 per share. As of March 31, 1996 and 1995, the Board of Directors has valued the note at $50,000 and the warrants at $0.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




4.  INVESTMENTS (CONTINUED):
         On July 6, 1995, the Company entered into a joint venture agreement with Approved Financial Corporation (Approved) to market commercial loans to businesses that derive, or are in a position to derive, a substantial portion of their revenue from the Caribbean and Latin America. The loans are to be secured by qualified first or second mortgages. On August 1, 1995, the Company provided Approved with a $200,000 credit facility bearing interest at prime. As of March 31, 1996, $100,000 has been advanced to Approved under the credit facility. In consideration for providing the credit facility and for its management consulting services, the Company will receive a twenty-five percent (25%) interest in the joint venture's revenue received from points on applicable loans and an option to purchase twenty five percent (25%) of the joint venture for $200,000. As of March 31, 1996, the Company had not exercised this option. As of March 31, 1996, the Board of Directors has valued the outstanding credit facility at $100,000 and the option at $0.


5.  CASH AND CASH EQUIVALENTS:

  NUMBER OF      NUMBER OF                                     COST AND        COST AND
   SHARES         SHARES                                         VALUE           VALUE
  MARCH 31,      MARCH 31,        TYPE OF ISSUE AND            MARCH 31,        MARCH 31,
    1996           1995             NAME OF ISSUER               1996             1995
- -----------------------------------------------------------------------------------------
 516,600        703,400          Money market fund,
                                 Cortland Trust, Inc.         $ 516,600        $ 703,400


    -              -             Checking account
                                  with bank                      11,200           10,900
                                                              ---------        ---------

                                 Total cash and cash
                                  equivalents (10.3 %
                                  and 13.8% of net
                                  assets at March 31,
                                  1996 and 1995,
                                  respectively)               $ 527,800        $ 714,300
                                                              =========        =========

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




6.  FURNITURE AND EQUIPMENT:
         Furniture and equipment are comprised of the following at March 31, 1996 and 1995:

                                                         1996            1995
                                                      --------        --------
         Furniture and fixtures                       $  1,500        $  1,500
         Computer equipment                             16,400           9,800
                                                      --------        --------
                                                        17,900          11,300

         Less accumulated depreciation                  (1,600)           (400)
                                                      --------        --------
                                                      $ 16,300        $ 10,900
                                                      ========        ========


7.  INCOME TAXES:
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liability is the result of unrealized appreciation (depreciation) on investments and the use of accelerated depreciation methods for income tax purposes.

         The significant components of deferred tax assets and liabilities on the balance sheet at March 31, 1996 and 1995 are:

                                                         1996            1995
                                                      --------        --------
         Deferred tax assets:
           Net operating loss                         $ 15,400        $    -
           Unrealized depreciation of investments        1,600             -
                                                      --------        --------
                                                        17,000             -
                                                      --------        --------
         Deferred tax liability:
           Depreciation                                  2,800           1,400
           Unrealized appreciation of investments          -             1,100
                                                      --------        --------
                                                         2,800           2,500
                                                      --------        --------

         Net deferred tax asset (liability)           $ 14,200        $ (2,500)
                                                      ========        ========

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




7.  INCOME TAXES (CONTINUED):
         Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1996 and 1995 are as follows:

                                                        1996            1995
                                                     ---------        --------
         Current:
          Federal                                    $     -          $    200
          State                                            -                -
                                                     ---------        --------
                                                           -               200
                                                     ---------        --------
         Deferred:
          Federal (benefit)                            (11,700)          2,300
          State (benefit)                                 (800)            -
                                                     ---------        --------
                                                       (12,500)          2,300
                                                     ---------        --------
         Provision for income
          taxes (benefit)                            $ (12,500)       $  2,500
                                                     =========        ========


8.  RELATED PARTY TRANSACTIONS:
         The Company has entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement terminates in July, 1996. The Company paid $9,000 during each of the periods ended March 31, 1996 and 1995. The Company is committed to pay $7,000 under this agreement during 1996.

         The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". Rent expense for the period ended March 31, 1995 was approximately $5,700 The Company paid the law firm legal fees of approximately $17,900 in the three months ended March 31, 1996.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




8.  RELATED PARTY TRANSACTIONS (CONTINUED):
         The Company entered into an employment agreement with the president of the Company. The agreement is for three years expiring in July, 1997. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $23,600 and $22,500 pursuant to this agreement for the three months ended March 31, 1996 and 1995, respectively.


9.  PROFIT SHARING PLAN:
         The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of March 31, 1996 and 1995, there was no accrual in connection with the Plan.


10.  PENDING MERGER:
         On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard Technologies B.V. (Tallard), a privately-held company engaged in the sale and distribution of computers, peripherals, software and services related to the information processing industry. Under the terms of the letter of intent, the Company will acquire all of the outstanding securities of Tallard in exchange for the issuance of approximately 8,088,406 shares of stock of the Company to the sole stockholder of Tallard. The contemplated merger with Tallard is subject to the negotiation of a definitive agreement and approval of definitive terms and conditions of the transactions by the stockholders of the Company and Tallard, neither of which has occurred as of March 31, 1996. The Company has advised its shareholders that there is no assurance that this merger will be completed or completed pursuant to the terms and conditions described above.

Item 2.  Management's Discussion and Analysis of Results of Operations,
         Liquidity


RESULTS OF OPERATIONS


Three Months Ended March 31, 1996


         As a result of operations, net assets decreased approximately $41,600 (or approximately .01% of net assets) during the quarter ended March 31, 1996. For the comparable period in 1995, net assets increased $7,400 during the quarter. The net decrease in net assets resulting from operations for the quarter ended March 31, 1996 primarily resulted from a net investment loss of $37,100 and an increase in unrealized depreciation of investments of $3,300.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $65,100 for the quarter ended March 31, 1996 as compared to $67,400 for the quarter ended March 31, 1995.

         Expenses aggregated approximately $113,300 during the quarter ended March 31, 1996 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses. Expenses for the quarter ended March 31, 1995 were $68,800. The increased expenses for the quarter ended March 31, 1996 resulted primarily from higher legal fees associated with the negotiation of the potential merger transaction with Tallard Technologies B.V.


LIQUIDITY AND CAPITAL RESOURCES


         As of March 31, 1996, the Company had cash and cash equivalents of approximately $527,800 and U.S. Treasury Bills of approximately $4,429,500.
The increase in capital resources of approximately $4,957,300 was primarily due to the closing of the Company's initial public offering on August 30, 1994 and the exercise of the underwriter's overallotment option on September 21, 1994 providing net proceeds to the Company of approximately $4,785,000 and $717,800, respectively, before deducting other offering costs of $349,300. The decrease in capital resources for the three months ended March 31, 1996 was primarily due to a net investment loss of $37,100. As of March 31, 1996, the Company had liabilities of approximately $23,600.

                         PART II - OTHER INFORMATION




Item 1.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.


Item 2.  Changes in Securities.

Not applicable.


Item 3.  Defaults upon Senior Securities.

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

On April 4, 1996, the Company held its Annual Meeting of Stockholders, at which Sanford B. Cohen and Martin C. Engelman were elected as Class I directors to serve for a three year term expiring on the date of the Company's 1999 annual meeting and until their successors have been elected and qualified. Messrs. Cohen and Engelman each received 1,182,134 votes in favor and 9,050 against their nomination. Their were no broker non-votes or abstentions with respect to this matter.

Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             27 - Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 THE AMERICAS GROWTH FUND, INC.



By:              /s/ LEONARD J. SOKOLOW
                 ----------------------
                 Leonard J. Sokolow
                 Chairman of the Board, President and
                 Chief Financial Officer
                 (Principal Executive, Financial and
                 Accounting Officer)



Date:            May 14, 1996