Form 10-Q
period 1996-06-30
AMERICAS GROWTH FUND INC
filed 1996-08-14
CIK 925677

                FORM 10-QSB. -QUARTERLY REPORT UNDER SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   (LAST AMENDED BY 34-32231,  EFF.  6/3/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                  FORM 10-QSB
(Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended June 30, 1996
                                                      -------------

                                       or

   [   ]             TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                       COMMISSION FILE NUMBER    0-24432
                                                 -------

                         THE AMERICAS GROWTH FUND, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                                                      65-0504786
- --------------------------------------------------------------  -------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

                   701 Brickell Avenue, Suite 2000, Miami, Florida    33131
- -----------------------------------------------------------------------------------------------------
                             (Address of principal executive offices)

                                          (305) 374-3575
- ------------------------------------------------------------------------------------------------------
                                   (Issuers's Telephone Number)

- ------------------------------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchanged Act after the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                   ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 1,265,100

Traditional Small Business Disclosure Format (Check one):   Yes   ;    No  X
                                                               ---        ---

                                     INDEX

                         THE AMERICAS GROWTH FUND, INC.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

Balance Sheet as of as of  June 30, 1996.  (Unaudited)

Statement of Operations for the six months ended June 30, 1996.  (Unaudited)

Statement of Charges in Net Assets for the six months ended June 30, 1996.  (Unaudited)

Statements of Cash Flows for the six months ended June 30, 1996.  (Unaudited)

Notes to Financial Statements.  (Unaudited)


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations,
Liquidity and Capital Resources.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports of Form 8-K

Signature


                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                    1996            1995
Assets:                                                         ------------    -----------
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                          $ 4,461,700     $ 4,409,700
    Investments in common stock warrants                              -              14,000
    Investments in notes receivable                                 125,000          50,000
                                                                -----------     -----------
      Total investments (amortized cost of $4,555,700             4,586,700       4,473,700
       and $4,450,200 in 1996 and 1995, respectively)

  Cash and cash equivalents                                         436,600         675,700
  Note receivable, less allowance for doubtful
   collections (1995; $5,000)                                         -              17,600
  Interest receivable                                                 -                 500
  Prepaid expenses                                                   15,400           2,200
  Deferred tax asset                                                 51,000           1,100
  Furniture and equipment, net                                       15,900          11,000
  Organizational costs, net                                           4,900           6,400
  Deposits                                                            1,100           1,100
                                                                -----------     -----------
                                                                  5,111,600       5,189,300
                                                                -----------     -----------
Liabilities:
  Accounts payable                                                   14,800           3,200
  Accrued directors fees                                              6,400           9,300
  Deferred tax liability                                              2,900           5,500
                                                                -----------     -----------
                                                                     24,100          18,000
                                                                -----------     -----------
                                                                $ 5,087,500     $ 5,171,300
                                                                ===========     ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                          $     -         $     -
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding               12,700          12,700
  Capital in excess of par                                        5,141,300       5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                           (74,500)          3,700
    Realized gains on investments                                    44,000           -
    Unrealized (depreciation) appreciation
     of investments                                                 (36,000)         13,600
                                                                -----------     -----------
Net assets applicable to outstanding common shares
 (equivalent to $4.02 and $4.09 per share for 1996
 and 1995, respectively, based on outstanding
 common shares of 1,265,100)                                    $ 5,087,500     $ 5,171,300
                                                                ===========     ===========


                        Read the accompanying notes.

                              THE AMERICAS GROWTH FUND, INC.
                                 STATEMENTS OF OPERATIONS
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                       (UNAUDITED)



                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            ---------------------------------     ---------------------------------
                                                             JUNE 30, 1996      JUNE 30, 1995      JUNE 30, 1996      JUNE 30, 1995
                                                            --------------     --------------     --------------     --------------
Interest income                                             $       61,600     $       75,400     $      126,700     $      142,800
                                                            --------------     --------------     --------------     --------------
Expenses:
  Consulting fees, principally to affiliates                        19,200              9,000             28,200             18,000
  Salaries                                                          23,700             22,500             47,300             45,000
  Professional fees                                                 52,800              5,000            100,400             30,500
  Board of Directors fees                                            3,500              3,500              7,300              8,600
  Other                                                             24,100             40,700             53,400             47,400
                                                            --------------     --------------     --------------     --------------
                                                                   123,300             80,700            236,600            149,500
                                                            --------------     --------------     --------------     --------------

Investment loss before income tax benefit                          (61,700)            (5,300)          (109,900)            (6,700)

Less income tax benefit                                             24,600              1,000             35,700              1,400
                                                            --------------     --------------     --------------     --------------
Net investment loss                                                (37,100)            (4,300)           (74,200)            (5,300)
                                                            --------------     --------------     --------------     --------------
Realized gains (losses) from sales of investments                      700               (400)              (800)             3,800

Less income tax benefit (expense) applicable to
 realized (depreciation) appreciation of investments                  (200)               300                100               (800)
                                                            --------------     --------------     --------------     --------------
                                                                       500               (100)              (700)             3,000
                                                            --------------     --------------     --------------     --------------
Unrealized appreciation (depreciation)
 of investments                                                    (23,800)            16,400            (28,200)            23,500

Less income tax benefit (expense) applicable
 to unrealized appreciation (depreciation)
 of investments                                                      9,500             (3,000)            10,600             (4,800)
                                                            --------------     --------------     --------------     --------------
                                                                   (14,300)            13,400            (17,600)            18,700
                                                            --------------     --------------     --------------     --------------
Net (decrease) increase in net assets
 resulting from operations                                  $      (50,900)    $        9,000     $      (92,500)    $       16,400
                                                            ==============     ==============     ==============     ==============

Per-share amounts:
  Net investment loss                                       $        (0.03)    $      -           $        (0.06)    $      -
  Net realized gains (losses) on investments                          -               -                  -                  -
  Net unrealized appreciation (depreciation)
   on investments                                                    (0.01)           -                    (0.01)           -
                                                            ---------------    ---------------    --------------     ---------------
                                                            $        (0.04)    $      -           $        (0.07)    $      -
                                                            ==============     ===============    ==============     ===============
Weighted average number of shares used
  in per-share computations                                      1,265,100          1,265,100          1,265,100          1,265,100
                                                            ===============    ===============    ==============     ===============



                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNADITED)



                                                       1996            1995
                                                   -----------     -----------
Net investment loss                                $   (74,200)    $    (5,300)

Net realized (losses) gains from sales
 of investments                                           (700)          3,000

Net increase in unrealized (depreciation)
 appreciation of investments                           (17,600)         18,700
                                                   -----------     ------------
Net (decrease) increase in net assets
 resulting from operations                             (92,500)         16,400



Net assets at beginning of period                    5,180,000       5,154,900
                                                   -----------     ------------

Net assets at end of period                        $ 5,087,500     $ 5,171,300
                                                   ===========     ============





                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNADITED)


                                                                1996            1995
Cash flows from operating activities:                      -------------   --------------
  Sources of cash:
    Interest                                               $      16,200   $      16,600
                                                           -------------   --------------
  Uses of cash:
    Payroll                                                       47,300          45,000
    Consulting fees, primarily to affiliate                       28,200          18,000
    Operating expenses                                           153,100          87,800
    Income taxes                                                  23,100         -
                                                           -------------   --------------
                                                                 251,700         150,800
                                                           -------------   --------------
      Cash (used in) operating activities                       (235,500)       (134,200)
                                                           -------------   --------------

Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills                  4,000,000       4,000,000
    Proceeds from sale of common stock                           -               101,600
                                                           -------------   --------------
                                                               4,000,000       4,101,600
                                                           -------------   --------------
  Uses of cash:
    Purchase of furniture and equipment                          -                 3,400
    Purchase of U.S. Treasury Bills                            3,929,700       4,345,600
    Advances to notes receivable:
      Related party                                              -                22,600
      Other                                                      -                50,000
                                                           -------------   --------------
                                                               3,929,700       4,421,600
                                                           -------------   --------------
      Cash provided by (used in) investing
       activities                                                 70,300        (320,000)
                                                           --------------  --------------

(Decrease) in cash and cash equivalents                         (165,200)       (454,200)

Cash and cash equivalents at beginning of period                 601,800       1,129,900
                                                           --------------  --------------
Cash and cash equivalents at end of period                 $     436,600   $     675,700
                                                           ==============  ==============






                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNADITED)


                                                                1996            1995
                                                           -------------   -------------
Reconciliation of net (decrease) increase in
 net assets resulting from operations to cash
 used in operating activities:

Net (decrease) increase in net assets
 resulting from operations                                 $     (92,500)         16,400
                                                           -------------   -------------
Adjustments to reconcile net (decrease) increase
 in net assets resulting from operations to
 cash used in operating activities:

  Accretion of discount on U.S. Treasury Bills                  (111,300)       (125,700)

  Allowance for doubtful collections, related party                -               5,000

  Realized loss (gain) from sale of investments                      800          (3,800)

  Amortization and depreciation                                    1,600           1,300

  Unrealized depreciation (appreciation) of investments           28,200         (23,500)

  Provision for deferred income taxes (benefit)                  (46,900)          4,200

  Changes in assets and liabilities:
    Interest receivable                                              800            (500)
    Prepaid expenses                                              (7,400)         (1,400)
    Accounts payable                                                (200)         (4,100)
    Accrued payroll taxes                                          -              (8,900)
    Accrued directors fees                                          (900)          6,800
    Income taxes payable                                          (7,700)          -
                                                           -------------   -------------
      Total adjustments                                         (143,000)       (150,600)
                                                           -------------   -------------

Cash (used in) operating activities                        $    (235,500)  $    (134,200)
                                                           =============   =============






                      Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


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

      The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company invests primarily in United States based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela.

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

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



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


    ORGANIZATIONAL COSTS:
     Organizational costs are stated net of accumulated amortization of $2,600 and $1,100 at June 30, 1996 and 1995, respectively, and are being amortized using the straight-line method over five years.


    INCOME TAXES:
     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at June 30, 1996 and 1995 for federal income tax purposes and financial reporting purposes was the same. The aggregate gross and net unrealized (depreciation) appreciation for the six months ended June 30, 1996 and 1995 is ($28,200) and $23,500, respectively.


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

                            THE AMERICAS GROWTH FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 1996 AND 1995
                                     (UNAUDITED)



4.  INVESTMENTS:
      INVESTMENTS INCLUDE THE FOLLOWING AT JUNE 30, 1996 AND 1995:


                                                            VALUE              VALUE
  PRINCIPAL               TYPE OF ISSUE AND                JUNE 30,           JUNE 30,
   AMOUNT                   NAME OF ISSUER                   1996               1995
- ---------------------------------------------------------------------------------------
                          U.S. Treasury bills (87.7%
                           and 85.3% of net assets at
                           June 30, 1996 and 1995,
                           respectively)

$   485,580               U.S. Treasury bill,
                           $500,000 face value,
                           matures August 31, 1995         $   -          $   485,400

$ 1,973,305               U.S. Treasury bill,
                           $2,000,000 face value,
                           matures September 7, 1995           -            1,979,200

$   471,030               U.S. Treasury bill,
                           $500,000 face value,
                           matures January 11, 1996            -              495,400

$ 1,415,780               U.S. Treasury bill,
                           $1,500,000 face value,
                           matures February 8, 1996            -            1,449,700

$   487,890               U.S. Treasury bill,
                           $500,000 face value,
                           matures July 11, 1996               499,200           -

$ 1,465,940               U.S. Treasury bill,
                           $1,500,000 face value,
                           matures August 8, 1996            1,491,800           -

$ 1,975,800               U.S. Treasury bill,
                           $2,000,000 face value,
                           matures September 5, 1996         1,980,600           -

$   476,030               U.S. Treasury bill,
                           $500,000 face value,
                           matures November 14, 1996           490,100           -
                                                           -----------    -----------

                          Total U.S. Treasury bills        $ 4,461,700    $ 4,409,700
                                                           ===========    ===========


                            THE AMERICAS GROWTH FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 1996 AND 1995
                                     (UNAUDITED)



4.  INVESTMENTS (CONTINUED):


NUMBER OF     NUMBER OF
 SHARES        SHARES                                 VALUE            VALUE
 JUNE 30,     JUNE 30,   TYPE OF ISSUE AND           JUNE 30,         JUNE 30,
  1996          1995       NAME OF ISSUER              1996             1995
- ---------------------------------------------------------------------------------
                          Common stocks (0.0% and
                           0.0% of net assets at
                           June 30, 1996 and
                           1995, respectively:


                          Majority owned (restricted):
   80            -        Americas Growth
                           Partners, Inc.          $    -           $      -
                                                   ============     =============




 NUMBER OF    NUMBER OF
 WARRANTS     WARRANTS                                VALUE             VALUE
 JUNE 30,     JUNE 30,      TYPE OF ISSUE AND        JUNE 30,          JUNE 30,
   1996        1995           NAME OF ISSUER           1996              1995
- ---------------------------------------------------------------------------------
                            Common stocks warrants:
                             (0.0% and 0.3% of net
                             assets at June 30, 1996
                             and 1995, respectively)

                            Restricted:
    1            1           Greg Manning
                              Auctions, Inc.       $    -           $   14,000
                                                   =============    =============

                             Golf Reservations
                              of America, Inc.

    2            2             Class A             $    -           $   -
    2            2             Class B             $    -           $   -
                                                   =============    =============


                            THE AMERICAS GROWTH FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 1996 AND 1995
                                     (UNAUDITED)



4.  INVESTMENTS (CONTINUED):


        PRINCIPAL AMOUNT                                       VALUE          VALUE
            OF NOTES                TYPE OF ISSUE AND         JUNE 30,       JUNE 30,
         JUNE 30, 1996               NAME OF ISSUER             1996           1995
- ---------------------------------------------------------------------------------------
                                  Notes (2.5% and 1.0% of
                                   net assets at June 30,
                                   1996 and 1995, respectively)

         $   50,000               Golf Reservations of
                                   America, Inc.            $   25,000     $   50,000

         $  100,000               Approved Financial
                                   Corporation                 100,000           -
                                                            ------------   ------------
                                                            $  125,000     $   50,000
                                                            ============   ============


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

The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. At June 30, 1996 and 1995, the outstanding balance was $50,000 which is in default. In connection with the notes, the Company received warrants to purchase an aggregate 110,907 shares of Golf's common stock at an exercise price of $1.88 per share. As of June 30, 1996 and 1995, the Board of Directors has valued the note at $25,000 and $50,000, respectively, and the warrants at $0.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



4.  INVESTMENTS (CONTINUED):
      On July 6, 1995, the Company entered into a joint venture agreement with Approved Financial Corporation (Approved) to market commercial loans to businesses that derive, or are in a position to derive, a substantial portion of their revenue from the Caribbean and Latin America. The loans are to be secured by qualified first or second mortgages. On August 1, 1995, the Company provided Approved with a $200,000 credit facility bearing interest at prime. As of June 30, 1996, $100,000 has been advanced to Approved under the credit facility. In consideration for providing the credit facility and for its management consulting services, the Company will receive a twenty-five percent (25%) interest in the joint venture's revenue received from points on applicable loans and an option to purchase twenty five percent (25%) of the joint venture for $200,000. As of June 30, 1996, the Company had not exercised this option. As of June 30, 1996, the Board of Directors has valued the outstanding credit facility at $100,000 and the option at $0. On July 24, 1996, the outstanding credit facility was repaid in full and as of such date the joint venture and the option were terminated.


5.  CASH AND CASH EQUIVALENTS:


  NUMBER OF      NUMBER OF                            COST AND     COST AND
   SHARES         SHARES                                VALUE        VALUE
  JUNE 30,       JUNE 30,     TYPE OF ISSUE AND        JUNE 30,     JUNE 30,
    1996           1995         NAME OF ISSUER           1996         1995
- ------------------------------------------------------------------------------
 425,700          571,300  Money market fund,
                            Cortland Trust, Inc.   $ 425,700    $    571,300

   -              102,800  Money market fund,
                            Smith Barney                -            102,800

   -                  -    Checking account
                            with bank                 10,900           1,600
                                                   ----------   -------------
                           Total cash and cash
                            equivalents (8.6 %
                            and 13.1% of net
                            assets at June 30,
                            1996 and 1995,
                            respectively)          $ 436,600    $    675,700
                                                   ==========   =============


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)




6.  FURNITURE AND EQUIPMENT:
      Furniture and equipment consists of the following at June 30, 1996 and 1995:

                                                      1996             1995
                                                   ---------        ---------
         Furniture and fixtures                    $   1,500        $   1,500
         Computer equipment                           16,400           10,200
                                                   ---------        ---------
                                                      17,900           11,700

          Less accumulated depreciation               (2,000)            (700)
                                                   ---------        ---------
                                                   $  15,900        $  11,000
                                                   =========        =========


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

      The significant components of deferred tax assets and liabilities on the balance sheet at June 30, 1996 and 1995 are:

                                                               1996             1995
                                                            ----------       ----------
         Deferred tax assets:
           Net operating loss and Section 179
            carryover                                       $  42,000        $     100
           Unrealized depreciation of investments               9,000                -
           Allowance for doubtful collections                       -            1,000
                                                            ----------       ----------
                                                               51,000            1,100
                                                            ----------       ----------
         Deferred tax liability:
           Depreciation                                         2,900            1,600
           Unrealized appreciation of investments                   -            3,900
                                                            ----------       ----------
                                                                2,900            5,500
                                                            ----------       ----------

         Net deferred tax asset (liability)                 $  48,100        $ (4,400)
                                                            ==========       ==========


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)




7.  INCOME TAXES (CONTINUED):
      Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1996 and 1995 are as follows:


                                               1996                     1995
                                            ---------                ----------
         Current:
          Federal                           $     -                  $     -
          State                                   -                        -
                                            ---------                ----------
                                                  -                        -
                                            ---------                ----------
         Deferred:
          Federal (benefit)                   (39,000)                   3,300
          State (benefit)                      (7,400)                     900
                                            ---------                ----------
                                              (46,400)                   4,200
                                            ---------                ----------
         Provision for income
          taxes (benefit)                   $ (46,400)               $   4,200
                                            =========                ==========


8.  RELATED PARTY TRANSACTIONS:
      The Company has entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement terminates in July, 1996. The Company paid $18,000 during each of the periods ended June 30, 1996 and 1995.

      The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". Rent expense for the period ended June 30, 1995 was approximately $10,700. The Company paid the law firm legal fees of approximately $29,300 in the six months ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996

    As a result of operations, net assets decreased approximately $50,900 (or approximately .01% of net assets) during the quarter ended June 30, 1996. For the comparable period in 1995, net assets increased approximately $9,000 during the quarter. The net decrease in net assets resulting from operations for the quarter ended June 30, 1996 primarily resulted from a net investment loss of $37,100 and an increase in unrealized depreciation of investments of $14,300.

    The Company recognized investment income (which consisted entirely of interest income) of approximately $61,600 for the quarter ended June 30, 1996 as compared to $75,400 for the quarter ended June 30, 1995. The lower investment income resulted primarily from lower interest rates.

    Expenses aggregated approximately $123,300 during the quarter ended June 30, 1996 which included salaries, accounting fees, consulting fees, legal fees and administrative expenses. Expenses for the quarter ended June 30, 1995 were approximately $80,700. The increased expenses for the quarter ended June 30, 1996 resulted primarily from higher legal fees associated with the negotiation of the potential merger transaction with Advanced Electronic Support Services, Inc. and the terminated merger negotiations with Tallard Technologies B.V.

SIX MONTHS ENDED JUNE 30, 1996

    As a result of operations, net assets decreased approximately $92,500 (or approximately .02% of net assets) during the six months ended June 30, 1996. For the comparable period in 1995, net assets increased $16,400. The decrease in net assets resulting from operations for the six months ended June 30, 1996 primarily resulted from a net investment loss of $74,200 and an increase in unrealized depreciation of investments of $17,600.

    The Company recognized investment income (which consisted entirely of interest income) of approximately $126,700 for the six months ended June 30, 1996 as compared to 142,800 for the six months ended June 30, 1995. The lower investment income resulted primarily from lower interest rates.

    Expenses aggregated approximately $236,000 during the six months ended June 30, 1996 which included salaries, accounting fees, consulting fees, legal fees and administrative expenses. Expenses for the six months ended June 30, 1995 were approximately $149,500. The increased expenses for the six months ended June 30, 1996 resulted primarily from higher legal fees associated with the negotiation of the potential merger transaction with Advanced Electronic Support Services, Inc. and the terminated merger negotiations with Tallard Technologies B.V.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had cash and cash equivalents of approximately $436,600 and US Treasury Bills of approximately $4,461,700. The increase in capital resources of approximately $4,989,500 was primarily due to the closing of the Company's initial public offering on August 30, 1994 and the exercise of the underwriter's overallotment option on September 21, 1994 providing net proceeds to the Company of approximately $4,785,000 and $717,800, respectively, before deducting other offering costs of $349,300. The decrease in capital resources for the six months ended June 30, 1996 was primarily due to a net investment loss of $74,200. As of June 30, 1996, the Company had liabilities of approximately $24,100.


PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.    Changes in Securities.

Not Applicable.

Item 3.    Defaults upon Senior Securities.

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.    Other Information.

PROPOSED MERGER SUBJECT TO STOCKHOLDER APPROVAL

    On June 15, 1996, The Americas Growth Fund, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Advanced Electronic Support Products, Inc. ("AESP"). The Merger Agreement provides for the merger ("Merger") of AESP with and into AGF Merger Corporation, a newly-formed, wholly-owned subsidiary of the Company ("Newco"). As a result of the Merger, the separate corporate existence of Newco will cease and AESP will continue as the surviving corporation of the Merger. To effectuate the Merger, all of the common stock, no par value, of AESP ("AESP Common Stock") will be converted into 1,707,043 shares of the Company's common stock, par value $.001 per share ("Common Stock"). The Merger Agreement further provides that the Company will acquire AESP Computerzubehor Gmbh ("AESP Germany") and Advanced Electronic Support Products Computertillbehor I Sweden Aktiebolag ("AESP Sweden") in a share exchange transaction, pursuant to which all of the issued and outstanding capital stock of AESP Germany and AESP Sweden will be exchanged for the issuance of 20,000 shares of Common Stock to the stockholders of AESP Germany and 20,000 shares of Common Stock to the stockholders of AESP Sweden.

    As a result of the Merger, AESP, AESP Germany and AESP Sweden (collectively, the "AESP Entities") will become wholly-owned subsidiaries of the Company, and the Company will become a holding company through which it will operate the AESP Entities. Messrs. Stein and Briskin, the two current holders of the capital stock of the AESP Entities, will own an aggregate of 1,747,043 shares of the Company's Common Stock after the Merger, which will represent approximately 58 percent of the Company's outstanding Common Stock. The Company has agreed to register with the Securities and Exchange Commission ("Commission") all of the shares of the Common Stock to be issued to Messrs. Stein and Briskin in connection with the Merger within six months after the completion of the Merger. Messrs. Stein and Briskin have agreed not to dispose of any of the Common Stock for a one-year period following the completion of the Merger.

THE AESP ENTITIES

    Advanced Electronics Support Products, Inc. ("AESP") is an international manufacturer and distributor of computer connectivity and networking products. AESP was incorporated in Florida in 1983 and its headquarters are located at 1810 N.E. 144th Street, North Miami, Florida, 33181 (800-446-2377). AESP also has warehouse facilities in North Miami and California. Through AESP Germany and AESP Sweden, both wholly owned by the two principals of AESP (Slav Stein and Roman Briskin), AESP has sales offices and warehouses in Germany and Sweden.

    Until 1990, AESP offered the majority of its products for Apple Computer connectivity solutions, at which point it had been designated as a "Third-Party Developer" by Apple Computer. In 1991, AESP rapidly began to expand its product base to include PC connectivity and general networking solutions. In 1992, AESP obtained the patent for Ethernet Auto By Pass Wallplate which has been part of AESP's product line since that time. In 1995, AESP opened a bonded warehouse in Germany to accommodate its growing product line and its expanding base of European customers, including those in Eastern Europe.

    AESP currently offers a full range of products to its customers, including computer cables, connectors, installation products, data sharing devices, fiber optic cables as well as a complete selection of networking products, such as reworking interface cards, hubs, transceivers, and repeaters for different networking topologies. Through suppliers, AESP manufactures products that AESP designs as well as standard industry products. AESP's suppliers are located primarily in the Far East in order to obtain competitive prices on AESP's labor intensive products. AESP offers its products to customers in North America, Latin America, Eastern and Western Europe.

CONSUMMATION OF THE MERGER

    The Merger Agreement was signed by the parties on July 15, 1996. The closing (the "Closing") of the Merger Agreement is subject to approval of the Merger by the Company's stockholders at a Special Meeting of the Stockholders ("Special Meeting"), which is expected to be held during the third or fourth quarter of 1996. The Closing will occur as soon as practicable following the Special Meeting and the satisfaction of the certain conditions precedent to the consummation of the Merger, as discussed below. The Merger will become effective (the "Effective Time") upon the filing of Articles of Merger with the Secretary of State of the State of Florida, which is scheduled to occur on the same day as the Closing.

    Conditions to the consummation of the Merger include: (i) the procurement of all government authorizations; (ii) the accuracy of certain representations and warranties contained in the Merger Agreement; (iii) the performance by the Company of all covenants and agreements required by the Merger Agreement, including, without limitation, the: (a) indemnification of the current members of the Board of Directors of the Company, (b) entering into the Consulting Agreement, Non-Competition Agreement and the Severance Agreement with Mr. Sokolow (see infra), (c) entering into the employment agreements with Messrs. Stein and Briskin (see infra), (d) change the composition of the Board (see infra), (e) use of its best efforts to cause the Merger to qualify as tax free reorganization for federal income tax income purposes, (f) registration of the shares of Common Stock and Warrants issued pursuant to the Merger Agreement within six months of the Closing and (g) the establishment of the 1996 Stock Plan (see infra); (iv) the performance by AESP of all covenants and agreements required by the Merger Agreement, including, without limitation, the: (a) execution of the Convertible Note in favor of Messrs. Stein and Briskin, (see infra) (b) use of its best efforts to cause the Merger to qualify as tax free reorganization for federal income tax income purposes and (c) use of its best efforts to prevent the occurrence of a change in control or other event of default under its debt instruments as a result of the Merger.

    The obligation of the Company to consummate the Merger is subject to the additional condition that the Company shall have received an opinion, acceptable to the Company's Board of Directors, from

ABV with respect to the fairness of the Merger from a financial point of view. The obligation of AESP to consummate the Merger is subject to the additional condition that AESP shall have reasonably determined that the Company will have no further obligations under the 1940 Act after the Merger. In order for any such determination to be reasonable, AESP must deliver a legal opinion from an AV rated law firm to the effect that: (i) it is more likely than not that the Company will have further obligations under the 1940 Act after the Merger; and
(ii) such obligations result from the Company's status and operations as a business development company under the 1940 Act, or otherwise under the 1940 Act, and do not include those general obligations under the 1940 Act that are applicable to all companies, wherever situated.

    The Merger Agreement provides that, prior to the Effective Time, each of the Company and AESP (and their respective subsidiaries) shall: (i) operate its business only in the ordinary course of business, consistent with past practice; and (ii) use its best efforts to preserve substantially intact its business organization, to keep available the services of its current officers, employees and consultants and to preserve its relationships with, among others, customers and suppliers.

    Prior to the Special Meeting to consider the Merger, the Company is prohibited from soliciting or initiating the submission of any proposal or offer relating to any transaction involving the capital stock or assets of the Company, including any joint venture, lease, licensing agreement, dividend, tender offer, merger, consolidation, acquisition or other business combination. The Company may, however, participate in any discussions or negotiations with respect to any unsolicited proposal (or take any of the actions referred to in the foregoing paragraph) if: (i) counsel to the Company's Board of Directors advises the Board that the failure to participate in such discussions or negotiations could involve the members of the Board of Directors in a breach of their fiduciary duties to the stockholders of the Company; or (ii) the Board determines, after consulting with its financial advisors, that any such proposal may be more favorable to the Company's stockholders from a financial point of view than the Merger. In the event that the Company terminates the Merger Agreement based upon its fiduciary duty to the Company's stockholders, then the Company will be required to pay $250,000 to AESP within ten business days of the third party merger or business combination.

    The Merger Agreement may be terminated and the Merger may be abandoned at any time on or before the Effective Time: (i) by the mutual consent of the Company and AESP; (ii) by either party if there has been a breach by the other party of any representation, warranty or covenant set forth in the Merger Agreement; (iii) by either party if the Merger is not consummated before December 31, 1996; (iv) by either party if the consummation of the Merger is permanently enjoined by a governmental authority; (v) by the Company if the Board of Directors exercises its fiduciary duties to the Company's stockholders in connection with an unsolicited third party merger or business combination; or (vi) by either party if the required vote of the Company's stockholders is not obtained.

CERTAIN TRANSACTION IN CONNECTION WITH MERGER

    AESP is presently a private corporation that has elected status as an "S" corporation under the Internal Revenue code of 1986. As a result of this election, Messrs. Stein and Briskin, who represent all of the stockholders of AESP, have personally paid taxes on the undistributed profits of AESP. In addition, Messrs. Stein and Briskin will personally pay taxes on undistributed profits of AESP for the period from January 1, 1996 to the Effective Time. In order to reimburse Messrs. Stein and Briskin for the payment of such taxes, the Merger Agreement provides that, at or prior to the Effective Time, AESP will execute a Seven Year Convertible Subordinated Promissory Note ("Convertible Note") in the amount of $1,430,000 in favor of Messrs. Stein and Briskin for the purpose of reimbursing Messrs. Stein and Briskin for federal income tax owed by such persons with respect to AESP's 1996 pre-merger earnings. The principal amount of the Convertible Note will be adjusted based upon the actual earnings of AESP during the period from January 1, 1996 to the Effective Time. Under this Convertible Note, which bears interest at a rate of one-percent over the floating prime rate charged by Citibank, N.A., the holder has the right to convert the principal amount of the Convertible Note at any time prior to maturity, into shares of AESP Common Stock (or, if after the Merger, shares of the Company's Common Stock) based upon a conversion rate of $3.60 per share. In the event that the holder exercises such conversion right, the shares of Common Stock issued upon conversion will be afforded one-time demand registration rights and certain piggyback registration rights.

    In connection with the signing of the Merger Agreement, the Company will loan $100,000 to AESP to pay certain fees incurred by AESP in connection with negotiation and preparation of the Merger, provided that AESP's financial statements, for the six month ended June 30, 1996, reflect after tax income equal to or in excess of AESP's income for the comparable prior year period. The Loan will bear interest at a rate equal to the floating prime rate charged by Citibank, N.A., plus one percent and becomes due one year after the date of making. Under the terms of the Merger Agreement, the repayment of the loan will be forgiven by the Company in the event that the Company's stockholders do not approve the Merger at the Special Meeting.

    Each of the members of the Board of Directors will derive certain benefits in connection with and upon the consummation of the Merger. In connection with the Company's cancellation of its employment agreement ("Employment Agreement") with Leonard J. Sokolow, the Company's Chairman of the Board, President and Portfolio Manager, the Company has agreed to pay Mr. Sokolow $350,000 in cash as compensation for the estimated loss of three year's salary under the Employment Agreement and $620,000 as a performance award in recognition of Mr. Sokolow's efforts on behalf of the Company and based upon the estimated performance award under the Company's Profit Sharing Plan for the three year period following and giving effect to the Merger. In addition, the Company will, upon the consummation of the Merger, enter into the following agreements with Mr. Sokolow: (i) a Non-Competition Agreement pursuant to which he will receive $925,000, representing $185,000 per year for the five-year term of his covenant not to compete; (ii) a Warrant Agreement, pursuant to which he will have the right to purchase up to 90,000 shares of the Company's Common Stock at exercise prices ranging from $3.60 to $5.00 per share; and (iii) a one-year Consulting Agreement, pursuant to which he will receive a monthly fee of $2,000 per month. The members of the Board of Directors of the Company, other than Mr. Sokolow, will receive a Warrant Agreement with the Company, pursuant to which each will be entitled to purchase up to 20,000 shares of the Company's Common Stock (30,000 in the case of one director) at an exercise price of $3.60 per share.

OPERATION AND MANAGEMENT OF THE COMPANY FOLLOWING MERGER

    After the Merger, the Company will be a holding company through which the Company will operate the AESP Entities as wholly-owned operating subsidiaries. After the Merger, the primary purpose of the Company will be to derive earnings from the operation of these subsidiaries as opposed to the Company's current purpose of deriving earnings from investments in other companies.

    After the Merger, all of the current members of the Company's Board of Directors, other than Leonard J. Sokolow, will resign from the Board of Directors. Mr. Sokolow will then vote to elect Messrs. Stein and Briskin as directors of the Company. Thereafter, Messrs. Stein and Briskin will vote their shares of the Company's Common Stock to ensure that Mr. Sokolow remains on the Company's Board of Directors until the expiration of his Class III directorship, which is scheduled to expire at the Company's 1998 annual meeting of stockholders.

    As a condition to the consummation of the Merger Agreement, Messrs. Stein and Briskin will each enter into an employment agreement with the Company after the Merger. The term of such employment agreements will (subject to earlier termination for cause) be for an initial period of five years and will thereafter continue for successive one year terms unless canceled by either party. During the term of such employment agreements, Messrs. Stein and Briskin will receive a salary of $125,000 per year, which salary will increase annually by 10 percent of the prior year's salary plus the increase in the consumer price index, which increase may not, in any event, exceed 20 percent of the prior year's salary. In addition, Messrs. Stein and Briskin will be entitled to receive an annual bonus equal to five percent of the Company's pre-tax net income in each fiscal year, provided that the annual bonus may not exceed 300 percent of the prior year's salary. The Company will provide each of Messrs. Stein and Briskin with an automobile allowance of $500 per month and a term life insurance policy in the amount of $1,000,000. For purposes of the employment agreement, a change in control is defined as an event that: (i) would be required to be reported in response to Item 6(e) of
Schedule 14(a) of Regulation 14A under the Exchange Act; (ii) causes a person other than Messrs. Stein and Briskin to beneficially own more that 20 percent of the Company's outstanding securities; or (iii) causes members of the Board of Directors following the Merger to cease to constitute a majority thereof unless the election of each new director was approved by a vote of at least two-thirds of the directors still in office who were directors as of the effective date of the employment agreement. In the event that during the term of such employment agreements there is a change of control of the Company which has not been approved by the Company's Board of Directors, Messrs. Stein and Briskin will have the option to terminate their employment with the Company within three months of the change of control and receive a lump sum payment of $1,000,000. In such event, all previously granted stock options would become automatically vested. If the Board of Directors approves a change of control, Messrs. Stein and Briskin may terminate their employment, but would only be entitled to receive a payment equal to the prior year's annual salary and to become automatically vested in a portion of their stock option equal to their percentage completion of the term of their employment agreement. As part of such employment agreements, each of Messrs. Stein and Briskin will agree not to compete against the Company for a 12-month period following the termination of his employment with the Company for any reason other than a change in control without the approval of the Board of Directors.

    For a three year period following the Merger, the Company will be prohibited from entering into any agreement with any stockholder who beneficially owns more than 20 percent of the Company's outstanding securities (e.g., Messrs. Stein and Briskin) with respect to any transaction that would constitute a "going private" or other transaction subject to Rule 13e-3 (a "Rule 13e-3 Transaction") of the Securities Exchange Act of 1934 ("Exchange Act") or any successor rule. As a general matter, a Rule 13e-3 Transaction involves a transaction (such as a purchase, tender offer, or a reorganization) by an issuer or an affiliate of an issuer that is designed or reasonably likely to cause the delisting of the issuer's equity securities from NASDAQ or an exchange or cause a reduction in the number of stockholders of record to fewer than 300, thereby qualifying the securities for an exemption from Exchange Act registration and periodic reporting obligations. The Merger Agreement provides that the Company may engage in a Rule 13e-3 Transaction during the three year period if: (i) a majority of disinterested stockholders approve such transaction; (ii) the disinterested directors of the Board recommend such transaction; and (iii) an opinion is obtained from a financial advisor that the transaction is fair to the stockholders from a financial point of view.

    The Merger Agreement provides that for a three year period following the Merger Agreement, the Company shall cause the Common Stock to continue to be registered under the Exchange Act and shall use its reasonable best efforts to timely file all periodic reports and other documents required to be filed by the Company thereunder.

    After the Merger, the Company and its subsidiary, AESP, will use its available working capital to satisfy corporate obligations and pursue business opportunities. The Merger Agreement provides that AESP may use its working capital to make payments under the Convertible Note and to pay the tax obligations of Messrs. Briskin and Stein arising from their status as stockholders of AESP prior to the Merger.

    After the Merger has been consummated, the Company intends to enter into an agreement with JW Charles Services, Inc. ("JW Charles") pursuant to which JW Charles would provide investment banking services to the Company. It is presently contemplated that in exchange for such services, the Company would grant JW Charles a warrant to purchase $200,000 shares of Common Stock at an exercise price of $3.60 per share.

WITHDRAWAL OF BUSINESS DEVELOPMENT COMPANY ELECTION UNDER THE 1940 ACT

    The Company is presently a non-diversified, closed-end management investment company electing to be treated as a business development company under the 1940 Act. A business development company is, in effect, a closed-end investment company that: (i) is operated for the purpose of making investments in small and developing businesses; (ii) makes available significant managerial assistance to its portfolio companies; and (iii) notifies the Commission of its election to be treated as a business development company under the 1940 Act.
As a result of being a business development company, the Company has been exempt from being "registered" as an investment company under the 1940 Act, although the Company is still subject to significant regulation under the 1940 Act.

    Upon the consummation of the Merger, the Company is not expected to fall within the definition of an "investment company" under the 1940 Act. As a result, the exemptive benefit ordinarily enjoyed by a regulated business development company will not be necessary or relevant to the Company. In connection with its approval of the Merger, the Board of Directors has therefore concluded that it would not be consistent with the 1940 Act or in the best interest of the Company to unnecessarily subject the Company to the limitations and regulatory burdens imposed under the 1940 Act upon business development companies. As a condition to the Merger, and subject to stockholder approval at the Special Meeting, the Company intends to file a notice of withdrawal of its election as a business development company on Form N- 54C with the Commission following approval of this proposal and immediately after the Effective Time.

AMENDMENTS TO THE ARTICLES OF INCORPORATION

    As a condition to the Merger, the Company's stockholders will be presented at the Special Meeting with a proposal to adopt an amendment to the Company's Articles of Incorporation to change the name of the Company after the Merger from The Americas Growth Fund, Inc. to Advanced Electronic Support Products, Inc. and to delete certain provisions and references therein to the 1940 Act.

ADOPTION OF THE 1996 STOCK OPTION PLAN

    At the Special Meeting, stockholders of the Company will also be asked to consider and approve the 1996 Plan which will provide for the grant by the Company of options to purchase up to an aggregate of 400,000 of the Company's Common Stock to the Company's employees, subject to the consummation of the Merger.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)      Exhibits

             Exhibit 2 - Agreement and Plan of Merger, dated as of July 15, 1996, among The Americas Growth Fund, Inc., AGF Merger Corporation, Advanced Electronic Support Products, Inc., Slav Stein, Roman Briskin, and Leonard J. Sokolow.

             Exhibit 27 - Financial Data Schedule (for SEC purposes only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             THE AMERICAS GROWTH FUND, INC.




By:          /s/  LEONARD J. SOKOLOW
             ------------------------------
             Leonard J. Sokolow
               Chairman of the Board, President and
             Chief Financial Officer
               (Principal Executive, Financial and
             Accounting Officer)



Date:        August 12, 1996