Form 10QSB
period 1996-09-30
AMERICAS GROWTH FUND INC
filed 1996-11-14
CIK 925677

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

                For the quarterly period ended September 30, 1996
                                               ------------------
                                       or

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period               to
                                    -------------    -----------------

                         Commission File Number 0-24432
                                                -------

                         THE AMERICAS GROWTH FUND, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                     65-0604786
     ---------------------                      --------------------------
 (State or other jurisdiction of          (I.R. S. Employer Indentification No.)
  incorporation or organization)


              701 Brickell Avenue, Suite 2000, Miami, Florida 33131
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 374-3575
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ----  ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100
                                                     ---------

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                              ----    -----

                                      INDEX
                         THE AMERICAS GROWTH FUND, INC.




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Balance Sheets - September 30, 1996 and 1995.  (Unaudited)

Statements of Operations for the three months and nine months ended September 30, 1996 and 1995. (Unaudited)

Statements of Changes in Net Assets for the nine months ended September 30, 1996 and 1995. (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. (Unaudited)

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



Signature

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                  1996           1995
Assets                                                                        -----------    -----------
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                                        $ 4,466,500    $ 4,438,000
    Investments in common stock warrants                                             --           26,700
    Investments in notes receivable                                                  --          100,000
                                                                              -----------    -----------
      Total investments (amortized cost of $4,496,900                           4,466,500      4,564,700
       and $4,516,500 in 1996 and 1995, respectively)

  Cash and cash equivalents                                                       466,700        600,300
  Note receivable, less allowance for doubtful
   collections (1995; $10,000)                                                       --           12,600
  Interest receivable                                                                --            2,900
  Prepaid expenses                                                                 16,100          1,700
  Deferred tax asset                                                               87,400          2,100
  Furniture and equipment, net                                                     15,500         10,800
  Organizational costs, net                                                         4,500          6,000
  Deposits                                                                          1,100          1,100
                                                                              -----------    -----------
                                                                                5,057,800      5,202,200
                                                                              -----------    -----------
Liabilities:
  Accounts payable                                                                  9,700          7,400
  Accrued directors fees                                                            8,900         10,800
  Deferred tax liability                                                            2,700          5,400
                                                                              -----------    -----------
                                                                                   21,300         23,600
                                                                              -----------    -----------
                                                                              $ 5,036,500    $ 5,178,600
                                                                              ===========    ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                                        $      --      $      --
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding                             12,700         12,700
  Capital in excess of par                                                      5,141,300      5,141,300

  Undistributed operating income (loss) and investment gains (losses):
    Accumulated operating (losses)                                               (111,100)        (2,100)
    Realized gains on investments                                                  45,600         12,500
    Unrealized (depreciation) appreciation
     of investments                                                               (52,000)        14,200
                                                                              -----------    -----------
Net assets applicable to outstanding common shares (equivalent to $3.98 and
 $4.09 per share for 1996 and 1995, respectively, based on outstanding
 common shares of 1,265,100)                                                  $ 5,036,500    $ 5,178,600
                                                                              ===========    ===========


                        Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         --------------------------   ---------------------------
                                                         SEPTEMBER 30, SEPTEMBER 30   SEPTEMBER 30,  SEPTEMBER 30,
                                                             1996          1995           1996           1995
                                                         -----------    -----------    -----------    -----------
Interest income                                          $    60,500    $    73,800    $   187,200    $   216,600
                                                         -----------    -----------    -----------    -----------

Expenses:
  Consulting fees, principally to affiliates                  19,200          9,000         47,400         27,000
  Salaries                                                    24,000         22,900         71,300         67,900
  Professional fees                                           56,100         12,200        156,500         42,700
  Board of directors fees                                      3,500          2,500         10,800         11,100
  Other                                                       20,500         29,600         73,900         77,000
                                                         -----------    -----------    -----------    -----------
                                                             123,300         76,200        359,900        225,700
                                                         -----------    -----------    -----------    -----------


Investment loss before income taxes                          (62,800)        (2,400)      (172,700)        (9,100)

Income tax benefit (expense)                                  26,200           (400)        61,900          1,000
                                                         -----------    -----------    -----------    -----------

Net investment loss                                          (36,600)        (2,800)      (110,800)        (8,100)
                                                         -----------    -----------    -----------    -----------

Realized gains on sales of investments                         2,700         10,300          2,000         14,100

Income taxes applicable to sales of investments               (1,100)          (800)        (1,000)        (1,600)
                                                         -----------    -----------    -----------    -----------

Net realized gain on sale of investments                       1,600          9,500          1,000         12,500
                                                         -----------    -----------    -----------    -----------

Unrealized (depreciation) appreciation of investments        (27,500)        (1,700)       (55,800)        21,800

Income tax benefit (expense) applicable to
 unrealized (depreciation) appreciation of investments        11,500          2,300         22,100         (2,500)
                                                         -----------    -----------    -----------    -----------

Net unrealized (depreciation) appreciation
 of investments                                              (16,000)           600        (33,700)        19,300
                                                         -----------    -----------    -----------    -----------

Net (decrease) increase in net assets
 resulting from operations                               $   (51,000)   $     7,300    $  (143,500)   $    23,700
                                                         ===========    ===========    ===========    ===========
Pershare amounts:
  Net investment loss                                    $     (0.03)   $        --    $     (0.09)   $     (0.01)
  Net realized gain on sale of investments                      --             0.01           --             0.01
  Net unrealized (depreciation) appreciation
   of investments                                              (0.01)          --            (0.03)          0.02
                                                         -----------    -----------    -----------    -----------

                                                         $     (0.04)   $      0.01    $     (0.12)   $      0.02
                                                         ===========    ===========    ===========    ===========
Weighted average number of shares used
  in pershare computations                                 1,265,100      1,265,100      1,265,100      1,265,100
                                                         ===========    ===========    ===========    ===========

                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNADITED)



                                                                                  1996           1995
                                                                              -----------    -----------
Net investment loss                                                           $  (110,800)   $    (8,100)

Net realized gain on sale of investments                                            1,000         12,500

Net unrealized (depreciation)
 appreciation of investments                                                      (33,700)        19,300
                                                                              -----------    -----------
Net (decrease) increase in net assets
 resulting from operations                                                       (143,500)        23,700



Net assets at beginning of period                                               5,180,000      5,154,900
                                                                              -----------    -----------

Net assets at end of period                                                   $ 5,036,500    $ 5,178,600
                                                                              ===========    ===========






                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNADITED)


                                                                                  1996            1995
                                                                              -----------    -----------
Cash flows from operating activities:
  Sources of cash:
    Interest                                                                  $    24,100    $    24,000
                                                                              -----------    -----------

  Uses of cash:
    Payroll                                                                        71,300         67,900
    Consulting fees, primarily to affiliate                                        47,400         27,000
    Operating expenses                                                            235,200        120,300
    Income taxes                                                                   23,600
                                                                              -----------    -----------

                                                                                  377,500        215,200
                                                                              -----------    -----------

      Cash (used in) operating activities                                        (353,400)      (191,200)
                                                                              -----------    -----------


Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills                                   8,000,000      6,500,000
    Proceeds from sale of common stock                                                 --        101,600
    Proceeds from note receivable                                                 100,000             --
                                                                              -----------    -----------

                                                                                8,100,000      6,601,600
                                                                              -----------    -----------

  Uses of cash:
    Purchase of furniture and equipment                                                --          3,400
    Purchase of note with warrants                                                     --         50,000
    Purchase of U.S. Treasury Bills                                             7,881,700      6,814,000
    Advances to notes receivable:
      Related party                                                                    --         22,600
      Other                                                                            --         50,000

                                                                              -----------    -----------
                                                                                7,881,700      6,940,000
                                                                              -----------    -----------

      Cash provided by (used in) investing
       activities                                                                 218,300       (338,400)
                                                                              -----------    -----------


(Decrease) in cash and cash equivalents                                          (135,100)      (529,600)

Cash and cash equivalents at beginning of period                                  601,800      1,129,900
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $   466,700    $   600,300
                                                                              ===========    ===========




                         Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNADITED)



                                                                                            1996                 1995
                                                                                        -----------          -----------

Reconciliation of net (decrease) increase in net assets resulting from operations to cash (used in) operating activities:

Net (decrease) increase in net assets
 resulting from operations                                                              $  (143,500)         $    23,700
                                                                                        -----------          -----------

Adjustments to reconcile net (decrease) increase in net assets resulting from operations to (cash used) in operating activities:

  Accretion of discount on U.S. Treasury Bills                                             (163,900)            (189,700)

  Allowance for doubtful collections, related party                                              --               10,000

  Realized (gain) from sale of investments                                                   (2,000)             (14,100)

  Amortization and depreciation                                                               2,400                1,900

  Unrealized depreciation (appreciation) of investments                                      55,800              (21,800)

  Provision for deferred income taxes (benefit)                                             (83,000)               3,100

  Changes in assets and liabilities:
    Interest receivable                                                                         800               (2,900)
    Prepaid expenses                                                                          7,300                 (900)
    Accounts payable                                                                         (5,300)                 100
    Accrued payroll taxes                                                                        --               (8,900)
    Accrued directors fees                                                                    1,600                8,300
    Income taxes payable                                                                    (23,600)                  --
                                                                                        -----------          -----------

      Total adjustments                                                                    (209,900)            (214,900)
                                                                                        -----------          -----------


Cash (used in) operating activities                                                     $  (353,400)         $  (191,200)
                                                                                        ===========          ===========










                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



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

         Use of estimates:
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




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


         Organizational costs:
            Organizational costs are stated net of accumulated amortization of $2,600 and $1,100 at September 30, 1996 and 1995, respectively, and are being amortized using the straight-line method over five years.


         Income taxes:
            The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at September 30, 1996 and 1995 for federal income tax purposes and financial reporting purposes was the same. The aggregate gross unrealized (depreciation) appreciation for the nine months ended September 30, 1996 and 1995 is ($1,700) and $21,800, respectively.


         Per share amounts:
            Per share amounts are computed by dividing the net investment income
            (loss) and net realized and unrealized gains (losses) on investments by the weighted average number of shares outstanding throughout the period.


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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




4.  Investments:
         Investments include the following at September 30, 1996 and 1995:

                                                                          Value              Value
           Principal                Type of Issue and                 September 30,       September 30,
            Amount                    Name of Issuer                      1996                1995
         --------------------------------------------------------------------------------------------
                                    U.S. Treasury bills (88.7%
                                     and 85.7% of net assets at
                                     September 30, 1996 and 1995,
                                     respectively)

         $   493,755                U.S. Treasury bill,
                                     $500,000 face value,
                                     matures November 30, 1995           $   -            $   495,400

         $ 1,974,605                U.S. Treasury bill,
                                     $2,000,000 face value,
                                     matures December 7, 1995                -              1,979,600

         $   471,030                U.S. Treasury bill,
                                     $500,000 face value,
                                     matures January 11, 1996                -                492,300

         $ 1,415,780                U.S. Treasury bill,
                                     $1,500,000 face value,
                                     matures February 8, 1996                -              1,470,700

         $ 1,976,400                U.S. Treasury bill,
                                     $2,000,000 face value,
                                     matures November 7, 1996              1,988,800            -

         $ 1,975,500                U.S. Treasury bill,
                                     $2,000,000 face value,
                                     matures December 5, 1996              1,981,000            -

         $   476,030                U.S. Treasury bill,
                                     $500,000 face value,
                                     matures November 14, 1996               496,700            -
                                                                         -----------      -----------

                                    Total U.S. Treasury bills            $ 4,466,500      $ 4,438,000
                                                                         ===========      ===========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




4.  Investments (continued):

          Number of     Number of
            Shares       Shares                        Type of Issue                    Value           Value
         September 30,  September 30,                   and name of                  September 30,   September 30,
             1996          1995                            Issuer                        1996           1995
         ---------------------------------------------------------------------------------------------------------
                                            Common stocks (0.0% and 0.0% of net
                                             assets at September 30, 1996 and
                                             1995, respectively:


                                            Majority owned (restricted):
            80              -               Americas Growth
                                             Partners, Inc.                           $    -         $      -
                                                                                      ============   ==========

          Number of     Number of
            Shares       Shares                    Type of Issue                      Value           Value
         September 30,  September 30,               and name of                    September 30,   September 30,
             1996          1995                        Issuer                          1996           1995
         ---------------------------------------------------------------------------------------------------------

                                              Common stock warrants:
                                               (0.0% and 0.5% of net
                                               assets at September 30, 1996
                                               and 1995, respectively)

                                              Restricted:
             1              1                  Greg Manning
                                                Auctions, Inc.                         $    -         $  26,700
                                                                                       ==========     =========

                                               Golf Reservations
                                                of America, Inc.

             2              2                    Class A                               $     -        $   -
             2              2                    Class B                               $     -        $   -
                                                                                       ==========     =========


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




4.  Investments (continued):

          Principal Amount                                                    Value               Value
             of Notes                  Type of Issue and                  September 30,        September 30,
         September 30, 1996              Name of Issuer                       1996                 1995
         ---------------------------------------------------------------------------------------------------
                                      Notes (0.0% and 1.9% of
                                       net assets at September 30,
                                       1996 and 1995, respectively)

            $  50,000                 Golf Reservations of
                                       America, Inc.                         $     -              $   50,000

            $     -                   Approved Financial
                                       Corporation                                 -                  50,000
                                                                             ------------         ----------
                                                                             $     -              $  100,000
                                                                             ============         ==========

         In November 1994, in a private placement, the Company purchased 50,000 shares of restricted common stock and a warrant in Greg Manning Auctions, Inc. ("Manning"). The warrant entitled the Company to purchase 50,000 shares of Manning restricted common stock at $2.25 per share through November 3, 1995. Subsequently, the number of common shares obtainable upon exercise was increased to 56,500 and the exercise price was decreased to $1.55. The Company received certain registration rights with respect to the common stock and the common stock underlying the warrant. The Company exercised the warrant and purchased the common stock on November 1, 1995. On November 16, 1995 the Company sold the stock for $141,200 which resulted in a realized gain of approximately $53,500.

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. At September 30, 1996 and 1995 the outstanding balance was $50,000. The note is in default as of September 30, 1996 and the Board of Directors has valued the note at $-0- as of that date. As of September 30, 1995 the note was valued at $50,000. In connection with the notes, the Company received warrants to purchase an aggregate 110,907 shares of Golf's common stock at an exercise price of $1.88 per share. As of September 30, 1996 and 1995, the Board of Directors has valued the warrants at $-0- and $26,700, respectively.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




4.  Investments (continued):
         On July 6, 1995, the Company entered into a joint venture agreement with Approved Financial Corporation (Approved) to market commercial loans to businesses that derive, or are in a position to derive, a substantial portion of their revenue from the Caribbean and Latin America. The loans are to be secured by qualified first or second mortgages. On August 1, 1995, the Company provided Approved with a $200,000 credit facility bearing interest at prime. On July 24, 1996, the outstanding credit facility was repaid in full and the joint venture was terminated.


5.  Cash and cash equivalents:

           Number of     Number of                             Cost and        Cost and
            Shares        Shares        Type of Issue            Value           Value
        September 30,  September 30,     and Name of          September 30,  September 30,
            1996           1995             Issuer                1996            1995
         -------------------------------------------------------------------------------
          465,900         487,400         Money market fund,
                                          Cortland Trust, Inc.   $ 465,900    $  487,400

            -             102,800         Money market fund,
                                           Smith Barney                -         102,800

            -                -            Checking account
                                           with bank                   800        10,100
                                                                 ---------    ----------
                                          Total cash and cash
                                           equivalents (9.3
                                           % and 11.6% of net
                                           assets at September
                                           30, 1996 and 1995,
                                           respectively)         $ 466,700    $  600,300
                                                                 =========    ==========


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




6.  Furniture and equipment:
         Furniture and equipment consists of the following at September 30, 1996 and 1995:

                                                     1996           1995
                                                 -----------    -----------
Furniture and fixtures                           $     1,500    $     1,500
Computer equipment                                    16,400         10,200
                                                 -----------    -----------
                                                      17,900         11,700

 Less accumulated depreciation                         2,400           (900)
                                                 -----------    -----------
                                                 $    15,500    $    10,800
                                                 ===========    ===========


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

         The significant components of deferred tax assets and liabilities on the balance sheet at September 30, 1996 and 1995 are:

                                                      1996          1995
                                                  -----------    -----------
Deferred tax asset:
  Net operating loss and Section 179
   carryover                                      $    68,600    $       100
  Unrealized depreciation of investments               18,800           --
  Allowance for doubtful collections                     --            2,000
                                                  -----------    -----------
                                                       87,400          2,100
                                                  -----------    -----------
Deferred tax liability:
  Depreciation                                          2,700          1,600
  Unrealized appreciation of investments                 --            3,800
                                                  -----------    -----------
                                                        2,700          5,400
                                                  -----------    -----------

Net deferred tax asset (liability)                $    84,700    $    (3,300)
                                                  ===========    ===========


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




7.  Income taxes (continued):
         Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1996 and 1995 are as follows:

                                                    1996          1995
                                                 -----------    -----------
Current:
 Federal                                         $      --      $      --
 State                                                  --             --
                                                 -----------    -----------
                                                        --             --
                                                 -----------    -----------
Deferred:
 Federal (benefit)                                   (70,500)         2,700
 State (benefit)                                     (12,500)           400
                                                 -----------    -----------
                                                     (83,000)         3,100
                                                 -----------    -----------
Provision for income
 taxes (benefit)                                 $   (83,000)   $     3,100
                                                 ===========    ===========


8.  Related party transactions:
         The Company has entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement terminates in July, 1997. The Company paid $27,000 during each of the periods ended September 30, 1996 and 1995.

         The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman of the Company is "of counsel". Rent expense for the period ended September 30, 1995 was approximately $14,800. The Company paid the law firm legal fees of approximately $63,500 in the nine months ended September 30, 1996.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




8.  Related party transactions (continued):
         The Company entered into a three year employment agreement with the president of the Company. The agreement expires in July, 1997. The agreement provides for compensation of $90,000 per year plus cost of living increases. The Company paid the president $71,300 and $67,900 pursuant to this agreement for the nine months ended September 30, 1996 and 1995, respectively.


9.  Profit sharing plan:
         The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of September 30, 1996 and 1995, there was no accrual in connection with the Plan.


10. Pending merger:
         The Company had entered into a non-binding letter of intent with Tallard Technologies, B.V. (Tallard), a privately held company. The contemplated merger with Tallard was terminated prior to June 30, 1996.

         On June 15, 1996, the Company entered into an Agreement and Plan of Merger with Advanced Electronic Support Products, Inc. (AESP), a privately held company engaged in the manufacturing and international distribution of computer connectivity and networking products. We refer you to Part II, Item 5, Other Information which more fully describes the proposed transaction. Subsequent to September 30, 1996, the contemplated merger with Advanced Electronics Support Products, Inc. was terminated.

Item 2.    Management's Discussion and Analysis of
         Results of Operations and Liquidity

Results of Operations

Three Months Ended September 30, 1996

         As a result of operations, net assets decreased approximately $51,000 (or approximately .01% of net assets) during the quarter ended September 30, 1996. For the comparable period in 1995, net assets increased approximately $7,3000 during the quarter. The net decrease in net assets resulting from operations for the quarter ended September 30, 1996 primarily resulted from a net investment loss of $36,600 and an increase in unrealized depreciation of investments of $16,000.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $60,500 for the quarter ended September 30, 1996 as compared to $73,800 for the quarter ended September 30, 1995.
The lower investment income resulted primarily from lower interest rates.

         Expenses aggregated approximately $123,300 during the quarter ended September 30, 1996 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses. Expenses for the quarter ended September 30, 1995 were approximately $76,200. The increased expenses for the quarter ended September 30, 1996 resulted primarily from higher legal and consulting fees associated with the merger transaction with Advanced Electronic Support Services, Inc. which was terminated November 8, 1996. See Part II, Item 5 Other Information.

Nine Months Ended September 30, 1996

As a result of operations, net assets decreased approximately $143,500 (or approximately 3% of net assets) during the nine months ended September 30, 1996. For the comparable period in 1995, net assets increased $23,700. The decrease in net assets resulting from operations for the nine months ended September 30, 1996 primarily resulted from a net investment loss of $110,800 and an increase in unrealized depreciation of investments of $33,700.

The Company recognized investment income (which consisted entirely of interest income) of approximately $187,200 for the nine months ended September 30, 1996 as compared to 216,600 for the nine months ended September 30, 1995. The lower investment income resulted primarily from lower interest rates.

Liquidity and Capital Resources

         As of September 30, 1996, the Company had cash and cash equivalents of approximately $466,700 and US Treasury Bills of approximately $4,466,500. The decrease in capital resources for the nine months ended September 30, 1996 was primarily due to a net investment loss of $110,800. As of September 30, 1996, the Company had liabilities of approximately $21,300.

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

Item 5.    Other Information.

Termination of Proposed Merger with AESP

         As disclosed in the Company's Report on Form 10-QSB for the Quarterly Period Ended June 30, 1996, the Company executed an Agreement and Plan of Merger with Advanced Electronic Support Products, Inc. ("AESP") on July 15, 1996 with respect to a proposed merger between the parties. On November 8, 1996, the Company and AESP mutually agreed to terminate the proposed merger and release each other from any liability related thereto, pursuant to a Mutual Termination and Release.


Item 6.    Exhibits and Reports on Form 8-K.

                (a)  Exhibits

                27   Financial Data Schedule (for SEC purposes only)

                (b)  Reports on Form 8-K

                     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      THE AMERICAS GROWTH FUND, INC.



By:   /s/  LEONARD J. SOKOLOW
      ---------------------------
      Leonard J. Sokolow
      Chairman of the Board, President and
      Chief Financial Officer
      (Principal Executive, Financial and
      Accounting Officer)



Date: November 12, 1996