Form 10KSB40
period 1996-12-31
AMERICAS GROWTH FUND INC
filed 1997-03-31
CIK 925677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 12(G) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           COMMISSION FILE NO. 0-24432

                         THE AMERICAS GROWTH FUND, INC.

               MARYLAND                               65-0504786
               --------                               ----------
     (State or other jurisdiction of                (IRS Employer
     incorporation of organization)                Identification No.)

701 Brickell Avenue, Suite 2000, Miami, Florida        33131
-------------------------------------------------------------------------------
(Address of principal executive offices)             (zip code)

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

                                               Yes    X         No
                                                     ----             ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuers revenues for its most recent fiscal year were $246,500.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 (valued at the average of the closing bid of $ 2 3/4 and ask price of $ 2 13/16 on such date) was $ 3,518,218.25.

The number of shares of Common Stock outstanding as of March 21, 1997:
1,265,100

Traditional Small Business Disclosure Format (check one):

                                                       Yes       ;    No   X
                                                           ----          ----

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

Item 6.  Management's Discussion and Analysis or Plan of Operations

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

PART IV.  EXHIBITS:

Item 13.  Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Americas Growth Fund, Inc., (the "Company") is a non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company plans to continue to invest primarily in United States-based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. The Company seeks to identify such companies that it believes will benefit from economic and political developments in these regions. United States law currently prohibits investment in Cuba. Consistent with current United States law, and, as may be permitted by changes in United States law, the Company plans to invest in United States-based companies strategically-linked to Cuba.

         The Company considers "emerging companies" to be those companies in the early stages of development with little or no operating history, revenue or profits, which the Company anticipates will increase revenue and become profitable. The Company considers "established companies" to be those with an existing revenue and profit base. To a lesser extent, certain of the emerging and established companies in which the Company invests may be in "turnaround" or other restructuring situations.

         The Company's investment objective is intended to provide investors with the opportunity to participate in investments which are generally not available to the public and which typically require substantial financial commitment. The Company believes, although there can be no assurance, that a favorable risk/reward ratio currently is available to investors who provide capital and, to a certain extent, managerial assistance, to companies requiring immediate funding at a time when a public offering of securities is not practicable or just prior to a public offering of securities. The Company believes that such investments often produce a relatively high rate of return over a short period of time due to the increased risk associated with these investments and that there are a sufficient number of potential investment opportunities available to the Company to enable it to achieve its investment objective.

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

         The Company has experienced difficulty in locating quality portfolio companies meeting the Company's investment objectives. In the opinion of the management of the Company, the lack of such investment opportunities is attributable to two primary causes. First, investments in a single private issuer limited to 15% of the Company's net assets (approximately $730,000) involves, in the opinion of the Company's management, a high degree of risk due to: (i) the fact that the relative small size of the investment may not resolve the capital needs of such portfolio company; and (ii) small emerging portfolio companies usually lack professional management, audited financial statements or adequate management information systems. The second cause relates to the worsening of the economic and political relationship between the United States and Cuba since the Company's initial public offering in August 1994 as a result of, among things, the November 1994 U.S. congressional election, the downing by the Cuban military of two "Brothers to the Rescue" airplanes and Congressional consideration in passage of the Helms-Burton Act (formerly known as the Cuban Liberty and Democratic Solidarity Act). As a result, there continues to be few, if any, U.S. portfolio companies having suitable growth opportunities with respect to Cuba in which the Company may invest. The Company does not anticipate an improvement in the situation in the foreseeable future.

         Nevertheless, since the Company's proposed merger with Advanced Electronic Support Products, Inc. ("AESP") was terminated in the fall of 1996, the Company has reviewed several investment opportunities which present an acceptable degree of risk to the Company. Moreover, the Company invested in two companies since the termination of the AESP merger. See "Present Portfolio - Venture Capital Investments." Although management of the Company is encouraged by the quality of the investment opportunities which have been reviewed since the termination of the AESP merger, there can be no assurance that the Company will be able to negotiate and complete transactions with potential portfolio companies which meet the Company's investment objectives.

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

         The Company makes its investments primarily as a result of the recommendations of investment bankers and other professionals known to members of the Company's management through their business dealings and professional relationships. Leonard J. Sokolow, the Company's President and Portfolio Manager, has principal responsibility for selecting investments for the Company and will analyze and act upon such recommendations. The Company has one employee, who is an officer.

         Following its initial investment in a particular portfolio company, the Company has made and may in the future make additional debt and equity investments in the same portfolio company ("Additional Investments") in order to protect or enhance its initial investment. The Company may, together with other investors, including management and its affiliates, make direct or Additional Investments in a number of other situations, including attempts to salvage insolvent or bankrupt companies, the acquisitions of divisions of companies, the acquisition of privately-held companies, or the acquisition of companies in order to spin-off portions of their operations or assets into independent entities.


PRESENT PORTFOLIO - VENTURE CAPITAL INVESTMENTS

         Set forth below is certain information concerning the Company's present principal investments in portfolio companies, only one of which is currently a publicly-held company. Information concerning the publicly-held company has been derived from filings by the company with the Securities and Exchange Commission (the "Commission"). The information below concerning the privately-held companies has been obtained from those portfolio companies. The Company's principal investment in portfolio companies constituted, as of December 31, 1996, 10% of the Company's total portfolio investments. Following the additional investment in TAG in January 1997, as described below, the Company's principal investment in portfolio companies constituted 15% of the Company's total portfolio investments.

         Although the Company has not independently verified for purposes of this Form 10-KSB, the information set forth in the documents filed by the portfolio companies with the Commission, or otherwise obtained information from the portfolio companies, to the Company's knowledge, the information provided below concerning such portfolio companies is accurate.

         Reports, proxy statements and other information concerning the publicly-held companies described below may be inspected at certain of the Commission's offices or otherwise obtained from the Commission upon payment of prescribed fees.

         GLOBALINK, INC. ("GLOBALINK").   In December 1996, the Company invested
         $500,000 in Globalink, a public company traded on the American Stock Exchange, and received 14,953 shares of 8% convertible preferred stock in Globalink. Each share of preferred stock is convertible into 10 shares of Globalink common stock. Globalink's common stock is traded on the American

         Stock Exchange under the symbol "GNK." The Company also received a Warrant to purchase 149,530 shares of common stock of Globalink at $4.18 per share. Globalink has agreed to register the common stock issuable upon conversion of the preferred stock and the common stock underlying the warrants. Globalink designs, develops, markets and supports translation software products and services. Globalink markets bi-directional software for creating draft translations between English and Spanish, French, German and Italian and it is just releasing Portuguese translation products.

         Globalink has incurred significant losses since its inception in 1988. Its accumulated deficit as of September 30, 1996 was approximately $8.6 million. Globalink reported net losses for its fiscal year ended December 31, 1995 of approximately $1.1 million. For the nine-month period ended September 30, 1996, Globalink reported net income of $22,731. There can be no assurance that Globalink will be profitable in the future.

         The market for software is characterized by rapid change and improvement in computer hardware and software technology. Globalink's success will depend in part upon its ability to enhance its current products, to introduce new products which address technological and market developments, and satisfy the increasingly sophisticated needs of customers. There can be no assurance that Globalink will be successful in developing and marketing, on a timely basis, fully functional product enhancements or new products that respond to the technological advances by others, or that its new products will be accepted by customers.

         Due to the nature of Globalink's business, sales to a few customers, primarily software distributors, have accounted for a significant percentage of Globalink's sales. During the nine months ended September 30, 1996, three customers accounted for 38% of total sales. No assurance can be given that such customers will continue to purchase products from Globalink. Accounts receivable at September 30, 1996 include approximately $6.5 million in amounts due from five customers. Any failure or significant delay of any such customers to pay their respective accounts to Globalink would have a material adverse affect on Globalink and its financial condition.

         For the nine months ended September 30, 1996, Globalink had sales returns and allowances of approximately $3.1 million, or approximately 22.2% of product sales for the period. No assurance can be given that Globalink will be able to reduce such percentage of returns and allowances or, that such percentages will not increase for future periods.

         THE AMERICAS GROUP, INC. ("TAG").   In January 1997 the Company
         invested $250,000 in TAG, an unaffiliated company, pursuant to a private placement under Rule 504 of the Securities Act of 1933. In exchange for such investment the Company received 125,000 shares of TAG common stock. In addition, the Company also received 5,000 shares of common stock in consideration of Leonard J. Sokolow, the Company's Chairman, serving on TAG's Board of Advisors. TAG is a corporate consulting, financial advisory and merchant banking firm focusing its activities in South America, Central America and the Caribbean.

         TAG was formed in January 1996 and began limited operations in March 1996. Because there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive services in the future. TAG expects competition to persist, intensify and increase in the future. Many of TAG's current and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than TAG. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses. There can be no assurance that TAG will be able to compete effectively with current or future competitors or that the competitive pressures faced by TAG will not have a material adverse effect on TAG's business, financial condition or operating results. Furthermore, although the common stock of TAG acquired by the Company is freely transferable, a public market for such securities has not developed. Consequently, the Company may not be able to readily liquidate its investment.

         THE AMERICAS GROWTH PARTNERS, INC. ("AGP").   In 1995 the Company for
         an initial investment of $22,608 acquired an 80% ownership interest in AGP, a publishing and consulting company. The only book which AGP published is titled "Business Opportunities in a Free Cuba," the rights to which AGP acquired. This investment has been written off and AGP has discontinued sales of such book.

         GOLF RESERVATIONS OF AMERICA, INC. ("GOLF").   In January 1995 the
         Company invested $150,000 in Golf and was issued a $150,000 note and was granted warrants to purchase 60,000 shares of Golf common stock at $2.60 per share. Golf, a private company, had a system to make advance golf reservations through a centralized reservations network of participating golf courses, hotels, resorts and other lodging properties, and provided ancillary travel services, all of which were accessible by calling a single, toll-free phone number, 1-800-TEE TIME. The $150,000 note was repaid in March 1995. Also in March 1995, the Company invested an additional $50,000 and was issued a $50,000 note due the earlier of April 1, 1996 or the closing of a firm commitment underwritten public offering and was granted additional warrants to acquire 20,000 shares of common stock at $2.60 per share. The common stock underlying the 80,000 warrants have certain registration rights. Such $50,000 note is in default and the Company has been advised that Golf has filed for Chapter 11 bankruptcy. This investment has been written down to $0.

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


ITEM 3.  LEGAL PROCEEDINGS

         On November 26, 1996, a purported derivative stockholders' suit alleging breach of fiduciary duty under the Investment Company Act of 1940 was filed in the Circuit Court for the Fifteenth Judicial Circuit in Palm Beach Country, Florida against, among others, the Company and its board of directors. The suit was filed by Kevin King, Herbert Hill, a general partner of Double H Investment Co. and Bargelt Investments, Bonnie Cool Hayes and Ronald Hayes, who purportedly own an aggregate of approximately 10% of the Company's outstanding shares of common stock. The plaintiffs seek certain equitable relief, including enjoining the directors from acting in their capacities as directors of the Company and from making any investments or expenditures, except for payment of regular expenses and salaries, and an unspecified amount of damages in connection with, among other things, the previously announced proposed merger between the Company and Advanced Electronic Support Products, Inc. ("AESP"), which proposed merger was terminated by mutual agreement of the Company and AESP on November 8, 1996. The Company has removed such suit to the United States District Court, Southern District of Florida, Miami Division. The defendants believe that the suit is completely without merit and are vigorously contesting the plaintiffs' claims. The Company and the other defendants have filed several motions to dismiss this suit. Based upon information currently available, the management of the Company does not believe that the ultimate resolution of this litigation will have a material adverse impact on the financial position or results of operations of the Company.

         Pursuant to the Company's Articles of Incorporation, Bylaws and applicable federal and state law, the board of directors has sought indemnification regarding this suit and the Company has agreed to indemnify the board of directors in connection therewith. As part of such indemnification, the Company has agreed to advance legal fees and expenses incurred by the board of directors in defending such suit. Each board member has affirmed in writing his good faith belief that the standard of conduct necessary for indemnification by the Company has been met and each board member has made a written undertaking to repay any such advance if it should be ultimately determined that the standard of conduct has not been met. The Company is not currently engaged in any other pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders during the fourth quarter 1996.

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

                                                             Price Per Share
                                                           High          Low
                                                         ----------------------
The period from inception (June 3, 1994)
through December 31, 1994:
  Third Quarter (commencing August 22, 1994)               $5           $4  7/8
  Fourth Quarter                                            5            4  1/8
Fiscal year ended December 31, 1995:
  First Quarter                                             4 1/2        2
  Second Quarter                                            2 3/4        2
  Third Quarter                                             2 5/8        2
  Fourth Quarter                                            2 5/8        2
Fiscal year ended December 31, 1996
  First Quarter                                             2 7/8        2  1/2
  Second Quarter                                            2 3/4        2  7/16
  Third Quarter                                             2 5/8        2  1/4
  Fourth Quarter                                            2 7/8        2  1/2
Fiscal year ending December 31, 1997
  First Quarter (through March 21, 1997)                    3            2 11/16



         As of March 21, 1997, there were approximately 110 registered holders of the Company's Common Stock with 1,265,100 shares of Common Stock outstanding. In addition, the Company believes that there are more than 945 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 21, 1997, the closing bid and ask price of the Common Stock were $2 3/4 and $2 13/16, respectively.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996") COMPARED TO THE YEAR ENDED DECEMBER 31, 1995 ("FISCAL 1995")

         As a result of operations, net assets decreased approximately $314,700 (approximately 6.5% of net assets) during Fiscal 1996 compared with an increase in net assets of approximately $25,100 during the Fiscal 1995. The net decrease in net assets resulting from operations for Fiscal 1996 primarily resulted from a net investment loss of $266,100, a realized loss of $21,400 primarily resulting from the write-off of the Company's note receivable from AGP and unrealized depreciation on investments of $29,600 as a result of the decline in market value of the Company's note receivable from Golf as of December 31, 1996. These results compare with a net increase in net assets resulting from operations in Fiscal 1995 which occurred primarily from realized gains on sales of investments of $44,700 which was offset by unrealized depreciation on investments of $13,300 as a result in the decline in the market value of the Company's investment in AGP as of December 31, 1995.

         The Company recognized investment income (which consisted of interest income) of approximately $246,500 for Fiscal 1996 compared with investment income (which consisted entirely of interest income) of approximately $288,100 for Fiscal 1995.

         Expenses aggregated approximately $515,900 during Fiscal 1996 which included salaries, consulting fees, legal fees, accounting fees, consulting fees, rent and administrative expenses as compared with expenses of $296,000 during Fiscal 1995 for salaries, consulting fees, legal fees, accounting fees, rent and administrative expenses. Professional fees increased $192,100 and consulting fees increased $16,900. With respect to the increase in professional fees, approximately $110,000 was as a result of the proposed merger transaction which the Company terminated in November 1996 and approximately $65,000 was as a result of the purported shareholders derivative suit filed in November 1996. See "Legal Proceedings."

         LIQUIDITY AND CAPITAL RESOURCES

         At of December 31, 1996, the Company had cash and cash equivalents of approximately $415,900 and U.S. Treasury Bills of approximately $3,973,100 as compared to approximately $601,800 in cash and cash equivalents and approximately $4,424,800 in Treasury Bills at December 31, 1995. The decrease in capital resources for Fiscal 1996 of approximately $637,600 was primarily due to an operating and investment loss of $266,100 as compared to the decrease in capital resources of $30,000 in Fiscal 1995 primarily due to a loan of $22,600 to AGP and the purchase of $9,600 in fixed assets. Also, in the fourth quarter of 1996, the Company invested $500,000 in Globalink. In January of 1997, the Company invested $250,000 in TAG. As of December 31, 1996, the Company had liabilities of approximately $73,800 compared with liabilities of $33,200 as of December 31, 1995.

         As of March 21, 1997, the Company has incurred expenses of approximately $112,600 relating to the purported shareholders derivative suit. See "Legal Proceedings." The Company expects to incur significant additional costs in connection with the litigation and its agreement to advance legal fees and expenses incurred by the Board of Directors in defending such suit.

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any changes in or disagreements with its independent accountants.



                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following is a list of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, and all officers are serving a current term of office which continues until the next annual meeting of directors:


                                          YEAR OF
 NAME AND AGE OF DIRECTOR               ELECTION                          POSITION
 ------------------------               --------                          --------
Leonard J. Sokolow*                          1994                  President and Chairman of the
40                                                                 Board, Portfolio Manager

Hon. J. Antonio Villamil*                    1994                  Vice-Chairman
49                                                                 International Strategy,
                                                                   Secretary and Director

Sanford B. Cohen                             1994                  Director
40

Martin C. Engelmann                          1994                  Director
55

Neil R. Winter                               1995                  Director
43




*Indicates "interested person" of the Company within the meaning of the 1940
 Act.

         LEONARD J. SOKOLOW has been Chairman of the Board, President, Chief Financial Officer and Portfolio Manager of the Company since inception. Since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc. a privately-held corporation which provides domestic and international investment banking and financial advisory services. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC a privately-held company which provides domestic and international merchant banking and financial advisory services. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere Corporation, a public corporation engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President-Operations, Administration and Finance and General Counsel. Since September 1992, Mr. Sokolow has been a director of The Box Worldwide, Inc. (formerly Video Jukebox Network, Inc.), a public company in the entertainment industry. Since March 1990, Mr. Sokolow has served as a director of Catalina Lighting, Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting. Since April of 1995 Mr. Sokolow has been a director of Ezcony Interamerica, Inc. a distributor of electronic products and CD Rom programing to Latin America. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from The University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

         HON. J. ANTONIO VILLAMIL has been Vice Chairman - International Strategy, Secretary and a director of the Company since inception. Since January 1993, Mr. Villamil has been President and Chief Executive Officer of the Washington Economics Group, Inc., an economic, financial, and government relations adviser. From April 1989 to January 1993, Mr. Villamil served as Chief Economist of the United States Department of Commerce, and most recently as Under Secretary for Economic Affairs. From January 1981 to April 1989, Mr. Villamil was employed by Southeast Bank, N.A., most recently as Senior Vice President and Chief Economist, Corporate Planning and Economics Department, Office of the Chairman of the Board. From 1978 to 1981, Mr. Villamil was employed by Crocker National Bank, most recently as its Vice President and Economist, Economics Department. Mr. Villamil received a B.S. degree in Economics in 1968 and a Master of Arts in Economics in 1971 from Louisiana State University.

         SANFORD B. COHEN has been a director of the Company since inception. In 1985, Mr. Cohen co-founded Prescott Valley Broadcasting Co., Inc., owner of KIHX-FM and KQNA-AM radio stations in Prescott Valley, Arizona, and has been its President since its inception. From 1982 to 1984, Mr. Cohen was Vice President of National Phonecasting Co., a joint venture with Gannett Broadcasting Corp., a private company engaged in telephone broadcasting of financial information. Mr. Cohen received his B.A. degree in Economics in 1979 from Michigan State University.

         MARTIN C. ENGELMANN has been a director of the Company since inception. In 1984, Mr. Engelmann co-founded Dale-Mar Associates, Inc., a management consulting firm specializing in companies in the health care industry with distribution in the Caribbean, and has been its President since its inception. Since November 1988, Mr. Engelmann has been a director of Miller Industries, Inc., a public company engaged in manufacturing and marketing of glass doors and windows. Mr. Engelmann received a B.S. degree in Business Administration from The University of Florida in 1963.

         NEIL R. WINTER has been a director of the Company since February, 1995. Since March 1997 Mr. Winter has been the Chief Financial Officer of Seregenti Eyewear, Inc. From June 1985 through March 1997, Mr. Winter was a shareholder in the CPA firm of Winter, Scheifley & Associates, P.C. He received a Bachelor of Science degree from Boston University in 1974 and is licensed as a Certified Public Accountant in the states of Colorado and Florida. Mr. Winter is also a member of the Colorado Society of Certified Public Accounts and the American Institute of Certified Public Accountants.

         The Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the stockholders in any year. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

         Messrs. Cohen and Engelmann serve as Class I directors, Messrs. Villamil and Winter serve as Class II directors and Mr. Sokolow serves as a Class III directors. The terms of the, Class II, Class III and Class I directors will expire on the dates of the 1997, 1998 and 1999 annual stockholders meeting, respectively, or until the next applicable stockholders meeting.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the period January 1, 1995 through December 31, 1996 of the respective compensation earned by the Chief Executive Officer of the Company and the other executive officer who earned in excess of $100,000 (of which there were none), (the "Named Executive") in all capacities in which he served.


                               Annual Compensation
                               -------------------

         Name and Principal
               Position                          Year         Salary      Bonus Plan
         ------------------                      ----         ------      ----------
         Leonard J. Sokolow,
         Chairman of the Board
         President, Chief Executive
         Officer & Portfolio Manager              1995        $91,500      $2,700
                                                  1996        $96,100      $    0


         Mr. Sokolow is employed as the Company's Chairman of the Board, President and Portfolio Manager, pursuant to an employment agreement (the "Employment Agreement") with the Company, dated August 30, 1994. The term of the Employment Agreement was for an initial three year term, which is automatically extended one additional year on each anniversary of the Employment Agreement beginning in August 30, 1996 unless the Board of Directors provides Mr. Sokolow with one year prior notice that the term shall not be extended. The Employment Agreement currently terminates on August 30, 1999, unless extended in accordance with its terms. Under the Employment Agreement, Mr. Sokolow received a salary of $96,100 in 1996, which amount increases annually by the percentage increase in the consumer price index. The Employment Agreement provides for the reimbursement of health insurance premiums, automobile expenses not to exceed $500 per month and travel expenses related to the Company's business. Mr. Sokolow's employment may be terminated by the Company with or without cause. If the Employment Agreement is terminated for any reason other that cause (as defined in the Employment Agreement), Mr. Sokolow will be entitled to receive up to 10% of the income attributable to investments made by the Company during his employment with the Company.

         The Company has implemented an employee profit sharing plan (the "Plan") which provides for payment of a performance fee in an amount equal to 20% of net income after taxes in each fiscal year, computed from the end of the last fiscal year in respect of which performance fees were paid ("Plan Income"). Such performance fee shall be payable regardless of the amount of net income. Pursuant to the Employment Agreement, Mr. Sokolow will receive 10% of Plan Income, if any; provided, however, that the amount so distributable to Mr. Sokolow pursuant to such employment agreement in any given year shall not exceed 50% of all amounts eligible to be distributed under the Plan.

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

         In September 1995 the Company entered into a month to month consulting agreement with the Washington Economics Group, Inc. ("WEG"), of which Hon. J. Antonio Villamil, Vice Chairman - International Strategy and a director of the Company, is President and Chief Executive Officer. Pursuant to the consulting agreement, WEG was to receive a monthly retainer of $3,000 in exchange for providing up to 20 hours of consulting services per month. As of December 31, 1996, the Company elected not to renew such consulting agreement. In its capacity as a consultant, WEG consulted with the Portfolio Manager in analyzing investments, assisting management in investor relations and, as requested, preparing formal presentations to the Board of Directors on market developments in Latin America and the Caribbean.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 12, 1997, the beneficial ownership of the Common Stock of the Company of (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock of the Company,
(ii) each director (including the Named Executive) of the Company, and (iii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                                         Number of Shares
Name and Address                           Beneficially       Percentage
of Beneficial Owner (1)                      Owned (2)         of Class
-----------------------                      ---------         --------
Leonard J. Sokolow                               100              *
Hon. J. Antonio Villamil                           0              *
Neil R. Winter                                     0              *
Sanford B. Cohen                                   0              *
Martin C. Engelmann                                0              *
Kevin C.King(3)                               88,600              7%
JW Charles Clearing Corp. (4)                262,000             21%
All directors and executive
officers as a group
 (5 persons)                                     100              *

-------------------
* Less than 1%

(1) The business address for purposes hereof of all of the Company's directors and executive officers is in care of the Company.

(2) Unless otherwise noted, the Company believes that all persons in the table have sole voting and disposition power with respect to all shares of Common Stock beneficially owned by them.

(3) The address of such person is 10200 Old Katy Road, Suite 300, Houston, Texas 77043.

(4) The address of such person is 980 N. Federal Highway, Suite 310, Boca Raton, Florida 33432.

The information contained in the preceding table and the footnotes thereto is derived in part from Statements on Schedule 13D filed with the Securities and Exchange Commission. The Company expresses no opinion as to the completeness or accuracy of the information contained in such documents or as to such reporting persons' compliance with The Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1995 the Company entered into a month to month consulting agreement with the Washington Economics Group, Inc. ("WEG"), of which Hon. J. Antonio Villamil, Vice Chairman - International Strategy and a director of the Company, is President and Chief Executive Officer. Pursuant to the consulting agreement, WEG received a monthly retainer of $3,000 in exchange for providing up to 20 hours of consulting services per month. This agreement was terminated as of December 31, 1996. In its capacity as a consultant, WEG consulted with the Portfolio Manager in analyzing investments, assisted management in investor relations and, as requested, prepared a formal presentations to the Board of Directors on market developments and economic conditions in Latin America and the Caribbean. See "Executive Compensation".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         3.1 Articles of Incorporation - incorporated by reference to Exhibit
3.1 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on June 17, 1994.

         3.2 By-laws - incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on June 17, 1994.

         10.1 Employment Agreement dated August 30, 1994, between the Company and Leonard J. Sokolow incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on July 28, 1994.*

         10.2 Profit Sharing Plan - incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on July 28, 1994.*

         10.4 Consulting Agreement between the Company and The Washington Economics Group, Inc. dated June 2, 1994 - incorporated by reference to Exhibit
10.4 to the Company's Registration Statement on Form N-2 (No. 33-80424) filed with the Securities and Exchange Commission on July 28, 1994.*

         27. Financial Data Schedule (for SEC use only).

         * Indicates management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Americas Growth Fund, Inc.



Dated:  March 28, 1997                    By: Leonard J. Sokolow
                                              ------------------
                                              Leonard J. Sokolow, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



SIGNATURE                                         TITLE                       DATE
---------                                         -----                       ----

/s/ Leonard J. Sokolow                      Chairman of the Board          March 28, 1997
----------------------                      and President
Leonard J. Sokolow                          (Principal Executive
                                            Officer and Principal
                                            Accounting Officer)



/s/ Hon. J. Antonio Villamil                 Vice Chairman of the          March 28, 1997
----------------------------                 Board and Director
Hon. J. Antonio Villamil


/s/ Sanford B. Cohen                         Director                      March 28, 1997
--------------------
Sanford B. Cohen


/s/ Martin C. Engelmann                      Director                      March 28, 1997
-----------------------
Martin C. Engelmann


/s/ Neil R. Winter                           Director                      March 28, 1997
------------------
Neil R. Winter



                                   FORM 10-KSB

                         THE AMERICAS GROWTH FUND, INC.

                          LIST OF FINANCIAL STATEMENTS





The following financial statements of The Americas Growth Fund, Inc. are included in Item 7:


Report of Independent Certified Public Accountants


Balance Sheets - December 31, 1996 and 1995


Statements of Operations - Years ended December 31, 1996 and 1995


Statements of Changes in Net Assets - Years ended December 31, 1996 and 1995


Statements of Cash Flows - Years ended December 1996 and 1995


Notes to Financial Statements

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
The Americas Growth Fund, Inc.


We have audited the accompanying balance sheets of The Americas Growth Fund, Inc. as of December 31, 1996 and 1995 and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included observation of securities held by the Company or confirmation of other securities owned by correspondence with the custodian and broker as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Americas Growth Fund, Inc. at December 31, 1996 and 1995, the results of its operations, the changes in its net assets and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Jacksonville, Florida
March 7, 1997

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                                                          1996               1995
                                                                      -----------       ------------
Assets:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                                $ 3,973,100       $ 4,424,800
    Investment in preferred stock                                         480,000              --
    Investment in warrant                                                  20,000              --
    Investments in notes receivable                                          --             150,700
                                                                      -----------       -----------
      Total investments (amortized cost of $4,525,300                   4,473,100         4,575,500
       and $4,597,400 for 1996 and 1995, respectively)

  Cash and cash equivalents                                               415,900           601,800
  Prepaid expenses                                                          1,200             8,000
  Income tax refund receivable                                             21,000              --
  Deferred tax asset                                                        6,000             4,400
  Furniture and equipment, net                                             16,600            16,700
  Organizational costs, net                                                 4,200             5,700
  Deposits                                                                  1,100             1,100
                                                                      -----------       -----------
                                                                        4,939,100         5,213,200
                                                                      -----------       -----------
Liabilities:
  Accounts payable                                                         67,500            15,000
  Accrued directors fees                                                    3,600             4,600
  Accrued profit sharing liability                                           --               2,700
  Income taxes payable                                                       --               7,700
  Deferred tax liability                                                    2,700             3,200
                                                                      -----------       -----------
                                                                           73,800            33,200
                                                                      -----------       -----------
                                                                      $ 4,865,300       $ 5,180,000
                                                                      ===========       ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                                $      --         $      --
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding                     12,700            12,700

  Capital in excess of par                                              5,141,300         5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                                (266,400)             (300)
    Realized gains on investments                                          23,300            44,700
    Unrealized depreciation of investments                                (45,600)          (18,400)
                                                                      -----------       -----------
                                                                         (288,700)           26,000
                                                                      -----------       -----------
Net assets applicable to outstanding common shares
 (equivalent to $3.85 and $4.09 per share for 1996
 and 1995, respectively, based on outstanding
 common shares of 1,265,100)                                          $ 4,865,300       $ 5,180,000
                                                                      ===========       ===========




                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                 1996            1995
                                                            -----------       -----------
Interest income                                             $   246,500       $   288,100
                                                            -----------       -----------
Expenses:
  Consulting fees to affiliate                                   30,000            36,000
  Consulting fees                                                22,900              --
  Salaries                                                       96,100            99,700
  Professional fees                                             254,900            62,800
  Board of Directors fees                                        14,000            13,400
  Rent                                                              500            16,400
  Other                                                          97,500            67,700
                                                            -----------       -----------
                                                                515,900           296,000
                                                            -----------       -----------
Investment loss before income tax benefit                      (269,400)           (7,900)

Less income tax benefit                                          (3,300)           (1,600)
                                                            -----------       -----------
Net investment loss                                            (266,100)           (6,300)
                                                            -----------       -----------
Realized (loss) gain on investments                             (23,300)           55,800

Less income tax (benefit) expense applicable to
 realized (loss) gain on investments                             (1,900)           11,100
                                                            -----------       -----------
                                                                (21,400)           44,700
                                                            -----------       -----------
Unrealized depreciation of investments                          (29,600)          (16,600)

Less income tax benefit applicable
 to unrealized depreciation of investments                       (2,400)           (3,300)
                                                            -----------       -----------
                                                                (27,200)          (13,300)
                                                            -----------       -----------
Net (decrease) increase in net assets
 resulting from operations                                  $  (314,700)      $    25,100
                                                            ===========       ===========
Per-share amounts:
  Net investment loss                                       $     (0.21)      $     (0.01)
  Net realized (losses) gains on investments                      (0.02)             0.04
  Net unrealized losses on investments                            (0.02)            (0.01)
                                                            -----------       -----------
                                                            $     (0.25)      $      0.02
                                                            ===========       ===========
Weighted average number of shares used
  in per-share computations                                   1,265,100         1,265,100
                                                            ===========       ===========



                       Read the accompanying notes.

                       THE AMERICAS GROWTH FUND, INC.
                     STATEMENTS OF CHANGES IN NET ASSETS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                              1996              1995
                                                          -----------       -----------
Net investment loss                                       $  (266,100)      $    (6,300)

Net realized (losses) gains on investments                    (21,400)           44,700

Net increase in unrealized depreciation
 of investments                                               (27,200)          (13,300)
                                                          -----------       -----------
Net (decrease) increase in net assets
 resulting from operations                                   (314,700)           25,100

Net assets at beginning of period                           5,180,000         5,154,900
                                                          -----------       -----------
Net assets at end of period
 (includes undistributed net investment
 loss of ($266,400) and ($300) at
 December 31, 1996 and 1995, respectively)                $ 4,865,300       $ 5,180,000
                                                          ===========       ===========











                       Read the accompanying notes.

                            THE AMERICAS GROWTH FUND, INC.
                              STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                1996              1995
                                                           ------------      -------------
Cash flows from operating activities:
  Sources of cash:
    Interest                                               $     31,600       $     34,300
                                                           ------------       ------------
  Uses of cash:
    Payroll                                                      96,100            105,900
    Consulting fees to affiliates                                30,000             36,000
    Consulting fees                                              22,900               --
    Operating expenses                                          307,700            153,900
    Income taxes                                                 23,700               --
                                                           ------------       ------------
                                                                480,400            295,800
                                                           ------------       ------------
      Cash (used-in) operating activities                      (448,800)          (261,500)
                                                           ------------       ------------

Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills                12,498,900          9,000,000
    Proceeds from notes receivable                              100,000            100,000
    Proceeds from sale of common stock                             --              242,800
                                                           ------------       ------------
                                                             12,598,900          9,342,800
                                                           ------------       ------------
  Uses of cash:
    Purchase of furniture and equipment                           1,500              9,600
    Purchase of U.S. Treasury Bills                          11,834,500          9,239,500
    Purchase of preferred stock                                 480,000               --
    Purchase of warrant                                          20,000               --
    Purchase of common stock                                       --               87,700
    Purchase of notes receivable:
      Related party                                                --               22,600
      Other                                                        --              250,000
                                                           ------------       ------------
                                                             12,336,000          9,609,400
                                                           ------------       ------------
      Cash provided by (used-in) investing activities           262,900           (266,600)
                                                           ------------       ------------
(Decrease) in cash and cash equivalents                        (185,900)          (528,100)

Cash and cash equivalents at beginning of period                601,800          1,129,900
                                                           ------------       ------------
Cash and cash equivalents at end of period                 $    415,900       $    601,800
                                                           ============       ============



                            Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                          1996           1995
                                                                       ---------      ----------
Reconciliation of net (decrease) increase in net assets resulting from operations to cash used-in operating activities:

Net (decrease) increase in net assets
 resulting  from operations                                            $(314,700)      $  25,100
                                                                       ---------       ---------
Adjustments to reconcile net (decrease)
  increase in net assets resulting from
  operations to cash (used-in) operating activities:

Accretion of discount on U.S.
Treasury Bills                                                         (215,700)       (251,900)

Realized loss (gain) on investments                                       23,300         (55,800)

Amortization and depreciation                                              3,100           2,500

Unrealized depreciation of investments                                    29,600          16,600

Deferred income tax benefits                                              (2,100)         (1,400)

Changes in assets and liabilities:
    Income tax refund                                                    (21,000)             --
    Prepaid expenses                                                       6,800          (7,200)
    Interest receivable                                                      800            (700)
    Accounts payable                                                      52,500           7,700
    Accrued payroll taxes                                                   --            (8,900)
    Accrued profit sharing liability                                      (2,700)          2,700
    Accrued directors fees                                                (1,000)          2,100
    Income taxes payable                                                  (7,700)          7,700
                                                                       ---------       ---------
      Total adjustments                                                 (134,100)       (286,600)
                                                                       ---------       ---------

Cash (used-in) operating activities                                    $(448,800)      $(261,500)



                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


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

         The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company plans to invest primarily in United States based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. During 1996 and 1995, due to difficulties in locating quality portfolio companies meeting the Company's investment objectives, the Company's assets were primarily invested in U.S. Treasury bills. There can be no assurance that the Company will be able to negotiate and complete transactions with potential portfolio companies which meet the Company's investment objectives.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995




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

         ORGANIZATIONAL COSTS:
            Organizational costs are stated net of accumulated amortization of $3,300 and $1,800 at December 31, 1996 and 1995, respectively, and are being amortized using the straight-line method over five years.

         INCOME TAXES:
            The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at December 31, 1996 and 1995 for federal income tax purposes and financial reporting purposes was the same. The aggregate gross unrealized depreciation for all securities held at December 31, 1996 and 1995 is $52,200 and $22,600, respectively.

         PER SHARE AMOUNTS:
            Per share amounts are computed by dividing the net investment (loss) and net realized and unrealized gains (losses) on investments by the weighted average number of shares outstanding throughout the year.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995



3.  CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. During the year the Company had deposits with financial institutions which were not covered by the Federal Deposit Insurance Corporation. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions they believe are of good quality.

4.  INVESTMENTS:

         INVESTMENTS INCLUDE THE FOLLOWING AT DECEMBER 31, 1996 AND 1995:


                                                                             VALUE             VALUE
           PRINCIPAL                TYPE OF ISSUE AND                      DECEMBER 31,     DECEMBER 31,
            AMOUNT                    NAME OF ISSUER                          1996             1995
         ------------------------------------------------------------------------------------------------
                                   U.S. Treasury bills (81.7%
                                     and 85.4% of net assets at
                                     December 31, 1996 and 1995,
                                     respectively)

         $   471,030               U.S. Treasury bill,
                                     $500,000 face value,
                                     matures January 11, 1996              $    --         $    499,300

         $ 1,415,780               U.S. Treasury bill,
                                     $1,500,000 face value,
                                     matures February 8, 1996                   --            1,492,000

         $ 1,949,545               U.S. Treasury bill,
                                     $2,000,000 face value,
                                     matures June 6, 1996                       --            1,955,600

         $   476,030               U.S. Treasury bill,
                                     $500,000 face value,
                                     matures November 14, 1996                  --              477,900

         $ 1,976,055               U.S. Treasury bill,
                                     $2,000,000 face value,
                                     matures February 6, 1997                1,989,700             --

         $   494,065               U.S. Treasury bill,
                                     $500,000 face value,
                                     matures February 13, 1997                 496,900             --

         $ 1,482,807               U.S. Treasury bill
                                     $1,500,000 face value,
                                     matures March 6, 1997                   1,486,500             --
                                                                           -----------      -----------
                                   Total U.S. Treasury bills               $ 3,973,100      $ 4,424,800
                                                                           ===========      ===========



                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995




4.  INVESTMENTS (CONTINUED):

          NUMBER OF      NUMBER OF
            SHARES        SHARES                                                        VALUE                VALUE
         DECEMBER 31,    DECEMBER 31,           TYPE OF ISSUE AND                     DECEMBER 31,         DECEMBER 31,
            1996           1995                   NAME OF ISSUER                         1996                 1995
         ---------------------------------------------------------------------------------------------------------------

                                            Common stocks (0.0% of net
                                             assets at December 31, 1996
                                             and 1995)

                                            Majority owned (restricted):
            -                   80          Americas Growth
                                             Partners, Inc.                           $     -               $    -
                                                                                      ===========           ===========

                                            8% Convertible, redeemable preferred
                                             stocks (9.9% and 0.0% of net assets
                                             at December 31, 1996 and 1995,
                                             respectively) (restricted)

          14,953                 -          Globalink, Inc.                           $  480,000            $      -
                                                                                      ===========           ===========



          NUMBER OF      NUMBER OF
          WARRANTS       WARRANTS                                            VALUE               VALUE
         DECEMBER 31,    DECEMBER 31,           TYPE OF ISSUE AND         DECEMBER 31,        DECEMBER 31,
            1996           1995                   NAME OF ISSUER              1996                1995
         ------------------------------------------------------------------------------------------------

                                            Common stocks warrants
                                             (0.4% and 0.0% of net
                                             assets at December 31, 1996
                                             and 1995, respectively)

                                               Golf Reservations
                                                of America, Inc.

             2               2                      Class A                       --               --
             2               2                      Class B                       --               --
                                                                           ==========           ==========

                                              Restricted:
             1              --                 Globalink, Inc.             $   20,000           $  --
                                                                           ==========           ==========


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995



4.  INVESTMENTS (CONTINUED):


          PRINCIPAL AMOUNT                                                         VALUE                VALUE
             OF NOTES                          TYPE OF ISSUE AND                DECEMBER 31,         DECEMBER 31,
          DECEMBER 31, 1996                      NAME OF ISSUER                    1996                 1995
     ----------------------------------------------------------------------------------------------------------------
                                            Notes (2.9% net assets
                                            at December 31, 1995)

            $   50,000                      Golf Reservations of
                                             America, Inc.                      $    -              $   50,000

            $     -                         Approved Financial
                                             Corporation (including
                                             accrued interest of
                                             $700 at December 31,
                                             1995)                                   -                 100,700
                                                                                ------------        -----------
                                                                                $    -              $  150,700
                                                                                ============        ===========


         In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 149,530 shares of Globalink common stock at $4.18 per share through December 20, 2001. Globalink has the right to redeem the preferred stock at the original purchase price plus accrued dividends upon the occurrence of certain events. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. On January 1, 2002, any outstanding shares of the preferred stock will be automatically converted into common stock at the lesser of the original purchase price or the average bid price for the ten trading days ending five business days prior to the automatic conversion date. Globalink has agreed to register the common stock issuable upon conversion of the preferred stock and upon the exercise of the warrants. As of December 31, 1996, the Board of Directors has valued the preferred stock and the warrant at $480,000 and $20,000, respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995



4.  INVESTMENTS (CONTINUED):

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of December 31, 1996 and 1995, the outstanding balance was $50,000. The note is in default as of December 31, 1996 and the Board of Directors has valued the note at $0 as of that date. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of December 31, 1996 and 1995, the Board of Directors has valued the warrants at $0.

         On July 6, 1995, the Company entered in to a joint venture agreement with Approved Financial Corporation (Approved) to market commercial loans to businesses that derive, or are in a position to derive, a substantial portion of their revenue from the Caribbean or Latin America. The loans were to be secured by qualified first or second mortgages. On August 1, 1995, the Company provided Approved with a $200,000 credit facility bearing interest at prime. On July 24, 1996, the outstanding credit facility was repaid in full and the joint venture was terminated.

         During 1995, the Company advanced funds to Americas Growth Partners, Inc. (AGP) aggregating $22,608 pursuant to a 10% promissory note. In addition, the Company received 80 shares of AGP common stock, representing an 80% interest, in connection with the promissory note. AGP is a publishing and consulting business which began operations in January 1995. The Board of Directors deemed the note receivable to be uncollectible and the Company recognized a realized loss on the outstanding balance during 1996. The Board of Directors has valued the common stock at $0 as of December 31, 1996. AGP's operating results for 1996 and 1995 were not significant.


5.  CASH AND CASH EQUIVALENTS:


           NUMBER OF         NUMBER OF                                          COST AND        COST AND
            SHARES            SHARES                                              VALUE           VALUE
          DECEMBER 31,      DECEMBER 31,      TYPE OF ISSUE AND                DECEMBER 31,    DECEMBER 31,
             1996              1995            NAME OF ISSUER                      1996           1995
         ---------------------------------------------------------------------------------------------------
          415,000            600,600        Money market fund,
                                               Cortland Trust, Inc.             $  415,000   $   600,600

              --                 --         Checking account
                                             with bank                                 900         1,200
                                                                                ----------   -----------

                                            Total cash and cash equivalents
                                             (8.5% and 11.6% of net assets at
                                             December 31, 1996 and 1995,
                                             respectively)                      $  415,900    $  601,800
                                                                                ==========    ==========




                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995




6.  FURNITURE AND EQUIPMENT:

         Furniture and equipment are comprised of the following at December 31, 1996 and 1995:

                                                               1996           1995
                                                             --------       --------
               Furniture and fixtures                        $  1,500       $  1,500
               Computer equipment                              17,900         16,400
                                                             --------       --------
                                                               19,400         17,900

                Less accumulated depreciation                  (2,800)        (1,200)
                                                             --------       --------
                                                             $ 16,600       $ 16,700
                                                             ========       ========



7.  INCOME TAXES:

         Significant components of the provision for income taxes attributable to continuing operations in 1996 and 1995 are as follows:


          Current:
           Federal                                       $   --         $  5,800
           State                                             --            1,900
                                                         --------       --------
                                                             --            7,700
                                                         --------       --------
          Deferred:
           Federal (benefit)                              (46,500)        (1,100)
           State (benefit)                                (15,800)          (400)
                                                         --------       --------
                                                          (62,300)        (1,500)
          Increase in valuation allowance                  54,700           --
                                                         --------       --------
                                                           (7,600)        (1,500)
                                                         --------       --------
          Provision for income
           taxes (benefit)                               $ (7,600)      $  6,200
                                                         ========       ========


                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995




7.  INCOME TAXES (CONTINUED):

         The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (15%) as follows:

                                                            1996           1995
                                                          --------       --------
          Computed tax expense (benefit)
           at the expected statutory rate                 $(48,300)      $  4,700
          State tax, net of federal effect                 (16,200)         1,200
          Valuation allowance                               54,700           --
          Other                                              2,200            300
                                                          --------       --------
                                                          $ (7,600)      $  6,200
                                                          ========       ========


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The significant components of deferred tax assets and liabilities on the balance sheet at December 31, 1996 and 1995 are:

          Deferred tax assets:
          Unrealized depreciation of
           investments                                  $ 9,300      $ 4,300
          Section 179 expense carryover                    --            100
          Net operating loss                             51,400         --
                                                        -------      -------
                                                         60,700        4,400
            Valuation allowance                          54,700         --
                                                        -------      -------
                                                          6,000        4,400
          Deferred tax liability:
            Depreciation                                  2,700        3,200
                                                        -------      -------
          Net deferred tax asset                        $ 3,300      $ 1,200
                                                        =======      =======

         The Company generated net federal operating losses in the amount of approximately $288,700 of which approximately $40,800 has been carried back to prior years resulting in a net operating loss carryforward of approximately $247,900 which will expire in the year 2011.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995




8.  RELATED PARTY TRANSACTIONS:

         The Company entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement was terminated as of December, 1996. During 1996 and 1995, the Company paid $30,000 and $36,000, respectively, related to the agreement.

         The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". Rent expense for the periods ended December 31, 1996 and 1995 amounted to approximately $0 and $16,400, respectively. In addition, the Company paid the law firm legal fees of approximately $102,100 in 1996.

         The Company entered into an employment agreement with the president of the Company. The agreement is for three years expiring in July, 1997. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $96,100 and $91,500 pursuant to this agreement during 1996 and 1995, respectively.


9.  PROFIT SHARING PLAN:

         The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of December 31, 1996 and 1995, approximately $0 and $2,700 respectively, was accrued in connection with the Plan.


10. MERGER ACTIVITY:

         On November 25, 1995, the Company entered into a non-binding letter of intent to merge with Tallard Technologies B.V. (Tallard), a privately-held company. The contemplated merger with Tallard was terminated prior to June 30, 1996.

         On June 15, 1996, the Company entered into an Agreement and Plan of Merger with Advanced Electronic Support Products, Inc. (AESP), a privately held company engaged in the manufacturing and international distribution of computer connectivity and networking products. Prior to December 31, 1996 the contemplated merger with Advanced Electronics Support Products, Inc. was terminated. The Company incurred approximately $136,700 of legal costs associated with the merger. These costs have been charged to current operations.

                         THE AMERICAS GROWTH FUND, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995





11. CONTINGENCY:

         On November 26, 1996, a derivative stockholders' suit alleging breach of fiduciary duty under the Investment Company Act of 1940 was filed against the Company and its board of directors. The plaintiffs seek a permanent injunction pursuant to Section 36(a) of the Investment Company Act of 1940 to enjoin the Company's board of directors from making any investments or expenditures, except for payment of regular expenses and salaries and from acting in their fiduciary capacities as directors and officers of the Company. The plaintiffs also seek an unspecified amount of damages. Based on information currently available, the management of the Company does not believe that the ultimate resolution of this litigation will have a material adverse impact on the financial position or results of operations of the Company.

12. SUBSEQUENT EVENTS:

         In January, 1997, the Company invested $250,000 in The Americas Group, Inc. (TAG), an unaffiliated company, pursuant to a private placement under Rule 504 of Regulation D of the Securities Act of 1933. The Company received 125,000 shares of TAG common stock. In addition, the Company also received 5,000 shares of common stock in consideration of the Company's chairman serving on TAG's board of advisors.