Form 10QSB
period 1997-03-31
AMERICAS GROWTH FUND INC
filed 1997-05-15
CIK 925677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended MARCH 31, 1997
                                                 --------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from __________ to _______________


                         COMMISSION FILE NUMBER 0-24432
                                                -------


                         THE AMERICAS GROWTH FUND, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Maryland                                              65-0504786
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


              701 Brickell Avenue, Suite 2000, Miami, Florida 33131
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 374-3575
--------------------------------------------------------------------------------
                          (Issuers's Telephone Number)



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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchanged Act after the distribution of
securities under a plan confirmed by a court.  Yes  X   No
                                                   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


  State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 1,265,100

Traditional Small Business Disclosure Format (Check one):     Yes      No  X
                                                                  ---     ---

                                      INDEX

                         THE AMERICAS GROWTH FUND, INC.




PART I.    FINANCIAL INFORMATION



Item 1.    FINANCIAL STATEMENTS.

Balance Sheets as of as of March 31, 1997 and 1996. (Unaudited)

Statements of Operations for the three months ended March 31, 1997 and 1996. (Unaudited)

Statements of Changes in Net Assets for the three months ended March 31, 1997 and 1996. (Unaudited)

Statements of Cash Flows for the three months ended March 31, 1997 and 1996. (Unaudited)

Notes to Financial Statements. (Unaudited)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.



PART II.   OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                       THE AMERICAS GROWTH FUND, INC.

                               BALANCE SHEETS
                           MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                               1997                1996
                                                            -----------       -----------
Assets:
  Investments at market or fair value:
    Investment in U.S. Treasury Bills                       $ 3,968,900       $ 4,429,500
    Investment in warrant                                         1,100              --
    Investment in notes receivable                                 --             150,700
    Investment in preferred stock                               467,300              --
    Investment in common stock                                  260,000              --
                                                            -----------       -----------
      Total investments (amortized cost of $4,785,100
       and $4,494,600 for 1997 and 1996, respectively)        4,697,300         4,580,200

  Cash and cash equivalents                                      20,600           527,800
  Dividends receivable                                           11,200              --
  Income tax refund receivable                                   21,000              --
  Prepaid expenses                                                1,000            14,300
  Deferred tax asset                                              6,000            17,000
  Furniture and equipment, net                                   16,100            16,300
  Organizational costs, net                                       3,800             5,300
  Deposits                                                        1,100             1,100
                                                            -----------       -----------
                                                              4,778,100         5,162,000
                                                            -----------       -----------
Liabilities:
  Accounts payable                                               41,800            13,200
  Accrued directors fees                                          2,600             4,900
  Accrued profit sharing liability                                 --               2,700
  Deferred tax liability                                          2,700             2,800
                                                            -----------       -----------
                                                                 47,100            23,600
                                                            -----------       -----------
                                                            $ 4,731,000       $ 5,138,400
                                                            ===========       ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                      $      --         $      --
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding           12,700            12,700
  Capital in excess of par                                    5,141,300         5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                      (365,200)          (37,400)
    Realized gains on investments                                25,500            43,500
    Unrealized (depreciation) of investments                    (83,300)          (21,700)
                                                            -----------       -----------
Net assets applicable to outstanding common shares
 (equivalent to $3.74 and $4.06 per share for 1997
 and 1996, respectively, based on outstanding
 common shares of 1,265,100)                                $ 4,731,000       $ 5,138,400
                                                            ===========       ===========


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                       1997              1996
                                                                  -----------       -----------
Revenues:
  Interest                                                        $    49,500       $    65,100
  Dividend                                                             11,200              --
  Other                                                                10,000              --
                                                                  -----------       -----------
                                                                       70,700            65,100
                                                                  -----------       -----------
Expenses:
  Consulting fees to affiliate                                           --               9,000
  Salaries                                                             24,800            23,600
  Professional fees                                                   122,700            47,600
  Board of Directors fees                                               3,500             3,800
  Other                                                                18,500            29,300
                                                                  -----------       -----------
                                                                      169,500           113,300
                                                                  -----------       -----------
Investment loss before income tax benefit                             (98,800)          (48,200)
Less income tax benefit                                                  --              11,100
                                                                  -----------       -----------
Net investment loss                                                   (98,800)          (37,100)
                                                                  -----------       -----------
Realized gain (loss) from sales of investments                          2,200            (1,500)

Less income tax benefit applicable to
 realized loss on investments                                            --                 300
                                                                  -----------       -----------
                                                                        2,200            (1,200)
                                                                  -----------       -----------

Unrealized depreciation of investments                                (37,700)           (4,400)

Less income tax benefit applicable to
 unrealized depreciation of investments                                  --               1,100
                                                                  -----------       -----------
                                                                      (37,700)           (3,300)
                                                                  -----------       -----------
Net decrease in net assets resulting
 from operations                                                  $  (134,300)      $   (41,600)
                                                                  ===========       ===========
Per-share amounts:
  Net investment loss                                             $     (0.08)      $     (0.03)
  Net realized gains (losses) on investments                             --                --
  Net unrealized gains (losses) on investments                          (0.03)             --
                                                                  -----------       -----------
                                                                  $     (0.11)      $     (0.03)
                                                                  ===========       ===========
Weighted average number of shares used
  in per-share computations                                         1,265,100         1,265,100
                                                                  ===========       ===========


                           Read the accompanying notes

                         THE AMERICAS GROWTH FUND, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)



                                                                      1997              1996
                                                                  -----------       -----------
Net investment loss                                               $   (98,800)      $   (37,100)


Net realized gain (losses) on investments                               2,200            (1,200)


Net increase in unrealized depreciation of investments                (37,700)           (3,300)
                                                                  -----------       -----------

Net decrease in net assets resulting from operations                 (134,300)          (41,600)


Net assets at beginning of period                                   4,865,300         5,180,000
                                                                  -----------       -----------

Net assets at end of period (includes undistributed
 net investment loss of ($365,200) and ($37,400) at
 March 31, 1997 and 1996, respectively)                           $ 4,731,000         5,138,400
                                                                  ===========       ===========



















                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)




                                                                 1997              1996
                                                             -----------      ------------
Cash flows from operating activities:
  Sources of cash:
    Interest                                                 $     2,100       $     8,300
                                                             -----------       -----------
  Uses of cash:
    Payroll                                                       24,600            23,600
    Consulting fees to affiliate                                    --               9,000
    Operating expenses                                           170,500            95,900
                                                             -----------       -----------
                                                                 195,100           128,500
                                                             -----------       -----------
      Cash (used in) operating activities                       (193,000)         (120,200)
                                                             -----------       -----------

Cash flows from investing activities:
  Source of cash:
    Proceeds from sale of U.S. Treasury Bills                  4,000,000         2,000,000
                                                             -----------       -----------
  Uses of cash:
    Purchase of common stock                                     250,000              --
    Purchase of U.S. Treasury Bills                            3,952,300         1,953,800
                                                             -----------       -----------
                                                               4,202,300         1,953,800
                                                             -----------       -----------
      Cash provided by (used in) investing
       activities                                               (202,300)           46,200
                                                             -----------       -----------

(Decrease) in cash and cash equivalents                         (395,300)          (74,000)

Cash and cash equivalents at beginning of period                 415,900           601,800
                                                             -----------       -----------
Cash and cash equivalents at end of period                   $    20,600       $   527,800
                                                             ===========       ===========









                      Read the accompanying notes.

                            THE AMERICAS GROWTH FUND, INC.

                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (UNAUDITED)



                                                               1997             1996
                                                             ---------       ----------
Reconciliation of net decrease in net assets
 resulting from operations to cash used in
 operating activities:

Net decrease in net assets resulting from
 operations                                                  $(134,300)      $ (41,600)
                                                             ---------       ---------

Adjustments to reconcile net (decrease) increase in net assets resulting from operations to cash used in operating activities:

  Accretion of discount on U.S. Treasury Bills                 (47,400)        (56,800)

  Realized loss (gain) from sale of investments                 (2,200)          1,500

  Amortization and depreciation                                    900             800

  Unrealized depreciation of investments                        37,700           4,400

  Deferred income tax benefits                                    --           (13,000)

  Changes in assets and liabilities:
    Investments                                                (10,000)           --
    Dividend receivable                                        (11,200)           --
    Prepaid expenses                                               200           7,600
    Accounts payable                                           (25,700)         (1,800)
    Accrued directors fees                                      (1,000)            300
    Income taxes payable                                          --           (21,600)
                                                             ---------       ---------
      Total adjustments                                        (58,700)        (78,600)
                                                             ---------       ---------
                                                             $(193,000)      $(120,200)
                                                             =========       =========
Cash (used in) operating activities

Schedule of non-cash investing activities:
  Acquisition of common stock                                $  10,000
  Less amount received in exchange for consulting              (10,000)
                                                             ---------
                                                             $    --
                                                             =========




                      Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


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

    The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company has and plans to continue to invest primarily in United States based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. During 1997 and 1996 due to difficulties in locating quality portfolio companies meeting the Company's investment objectives, the Company's assets were primarily invested in U.S. Treasury bills. There can be no assurance that the Company will be able to negotiate and complete transactions with potential portfolio companies which meet the Company's investment objectives.

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

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES:

    SECURITIES VALUATION:
    Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the period. U.S. Treasury bills are valued at market value. Restricted securities and securities of non-public companies are valued at fair value as determined by the Board of Directors. Because of the inherent uncertainty of such valuations, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

    ORGANIZATIONAL COSTS:
    Organizational costs are stated net of accumulated amortization of $3,700 and $2,200 at March 31, 1997 and 1996, respectively, and are being amortized using the straight-line method over five years.

    INCOME TAXES:
    The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at March 31, 1997 and 1996 for federal income tax purposes and financial reporting purposes was the same. The aggregate gross unrealized depreciation for all securities held at March 31, 1997 and 1996 is $37,700 and $4,400, respectively.

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

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)



4.  INVESTMENTS:

    Investments include the following at March 31, 1997 and 1996:


                                                           Value            Value
  Principal                  Type of Issue and           March 31,         March 31,
   Amount                      Name of Issuer              1997              1996
----------------------------------------------------------------------------------------
                        U.S. Treasury bills (83.9%
                            and 86.2% of net assets at
                            March 31, 1997 and 1996,
                            respectively)

$ 1,949,545             U.S. Treasury bill,
                            $2,000,000 face value,
                            matures June 6, 1996              --           $ 1,980,700

$   487,890             U.S. Treasury bill,
                            $500,000 face value,
                            matures July 11, 1996             --               492,700

$ 1,465,940             U.S. Treasury bill,
                            $1,500,000 face value,
                            matures August 8, 1996            --             1,472,300

$   476,030             U.S. Treasury bill,
                            $500,000 face value,
                            matures November 14, 1996         --               483,800

$ 1,976,325             U.S. Treasury bill,
                            $2,000,000 face value,
                            matures May 8, 1997          1,987,700               --

$   494,102             U.S. Treasury bill,
                            $500,000 face value,
                            matures May 15, 1997           496,400               --

$ 1,481,892             U.S. Treasury bill,
                            $1,500,000 face value,
                            matures June 5, 1997         1,484,800               --
                                                       -----------         -----------
                        Total U.S. Treasury bills      $ 3,968,900         $ 4,429,500
                                                       ===========         ===========

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)



4.  INVESTMENTS (continued):


Number of       Number of
 Shares           Shares                                              Value            Value
March 31,        March 31,             Type of Issue and            March 31,        March 31,
  1997            1996                   Name of Issuer               1997             1996
-------------------------------------------------------------------------------------------------
                                    Common stocks (5.5% and
                                     0.0% of net assets at
                                     March 31, 1997 and
                                     1996, respectively:

 130,000           --               The Americas Group, Inc.
                                     (unrestricted)                $   260,000      $         --

                                    Majority owned (restricted):
      --           80                Americas Growth
                                     Partners, Inc.                         --                --
                                                                   -----------      ------------
                                                                   $   260,000      $         --
                                                                   ===========      ============
                                    8% Convertible, redeemable
                                     preferred stocks (9.9%
                                     and 0.0% of net assets at
                                     March 31, 1997 and 1996,
                                     respectively) (restricted):

  14,953           --               Globalink                     $   467,300       $         --
                                                                  ===========       ============





 Number of       Number of
 Warrants         Warrants                                              Value           Value
 March 31,        March 31,             Type of Issue and              March 31,       March 31,
   1997             1996                  Name of Issuer                 1997            1996
--------------------------------------------------------------------------------------------------
                                      Common stocks warrants:
                                       (0.0% and 0.0% of net
                                       assets at March 31, 1997
                                       and 1996, respectively)

                                      Restricted:
   --                   1              Greg Manning
                                       Auctions, Inc.                 $      --        $    --

    1                  --             Globalink                       $   1,100        $    --
                                                                      =========        =======
                                      Golf Reservations
                                       of America, Inc.

    2                   2             Class A                         $      --        $    --
    2                   2             Class B                         $      --        $    --
                                                                      =========        =======


                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)



4.  INVESTMENTS (continued):


 Principal Amount                                                        Value           Value
    of Notes                        Type of Issue and                  March 31,        March 31,
  March 31, 1997                      Name of Issuer                      1997            1996
-------------------------------------------------------------------------------------------------
                                  Notes (0.0% and 2.9% of
                                     net assets at March 31,
                                     1997 and 1996, respectively)

   $    -                         Golf Reservations of
                                     America, Inc.                       $   --       $   50,000

   $    -                         Approved Financial
                                     Corporation (including
                                     accrued interest of
                                     $700)                                   --          100,700
                                                                         -------      -----------
                                                                         $   --       $  150,700
                                                                         =======      ===========



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

    In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 149,530 shares of Globalink common stock at $4.18 per share through December 20, 2001. Globalink has the right to redeem the preferred stock at the original purchase price plus accrued dividends upon the occurrence of certain events. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. On January 1, 2002, any outstanding shares of the preferred stock will be automatically converted into common stock at the lesser of the original purchase price or the average bid price for the ten trading days ending five business days prior to the automatic conversion date. Globalink has agreed to register the common stock issuable upon conversion of the preferred stock and upon the exercise of the warrants. As of March 31, 1997, the Board of Directors has valued the preferred stock and the warrant at $467,300 and $1,100, respectively.

    The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of December 31, 1996 and 1995, the outstanding balance was $50,000. The note is in default as of March 31, 1997 and the Board of Directors has valued the note at $0 as of that date. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of March 31, 1997 and 1996, the Board of Directors has valued the warrants at $0.

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)



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

    During 1995, the Company advanced funds to Americas Growth Partners, Inc.
    (AGP) aggregating $22,608 pursuant to a 10% promissory note. In addition, the Company received 80 shares of AGP common stock, representing an 80% interest, in connection with the promissory note. AGP is a publishing and consulting business which began operations in January, 1995 and currently as ceased operations. The Board of Directors deemed the note receivable to be uncollectible and the Company recognized a realized loss on the outstanding balance during 1996. The Board of Directors has valued the common stock at $0 as of March 31, 1997. AGP's operating results for 1997 and 1996 were not significant.

5.  CASH AND CASH EQUIVALENTS:


  Number of        Number of                                           Cost and      Cost and
   Shares           Shares                                               Value         Value
  March 31,        March 31,       Type of Issue and                    March 31,    March 31,
    1997             1996            Name of Issuer                       1997         1996
-----------------------------------------------------------------------------------------------
  19,600            516,600        Money market fund,
                                     Cortland Trust, Inc.              $  19,600    $  516,600


     --                  --        Checking account
                                     with bank                             1,000        11,200
                                                                       ---------    ----------
                                   Total cash and cash
                                     equivalents (0.04 %
                                     and 10.3% of net
                                     assets at March 31,
                                     1997 and 1996,
                                     respectively)                     $  20,600    $  527,800
                                                                       =========    ==========

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)




6.  FURNITURE AND EQUIPMENT:

        Furniture and equipment are comprised of the following at March 31, 1997 and 1996:

                                                     1997           1996
                                                   --------       --------
          Furniture and fixtures                   $  1,500       $  1,500
          Computer equipment                         17,900         16,400
                                                   --------       --------
                                                     19,400         17,900

           Less accumulated depreciation             (3,300)        (1,600)
                                                   --------       --------
                                                   $ 16,100       $ 16,300
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

    The significant components of deferred tax assets and liabilities on the balance sheet at March 31, 1997 and 1996 are:

          Deferred tax assets:
            Net operating loss                               $75,900      $15,400
            Unrealized depreciation of investments            17,300        1,600
                                                             -------      -------
                                                              93,200       17,000
            Less valuation allowance                          87,200         --
                                                             -------      -------
                                                               6,000       17,000
          Deferred tax liability:
            Depreciation                                       2,700        2,800
                                                             -------      -------
          Net deferred tax asset                             $ 3,300      $14,200
                                                             =======      =======

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


7.  INCOME TAXES (continued):

    Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1997 and 1996 are as follows:

                                                        1997            1996
                                                      --------       --------
          Current:
           Federal                                    $   --         $   --
           State                                          --             --
                                                      --------       --------
                                                          --             --
                                                      --------       --------
          Deferred:
           Federal (benefit)                           (26,200)       (11,700)
           State (benefit)                              (6,300)          (800)
                                                      --------       --------
                                                       (32,500)       (12,500)
          Increase in valuation allowance               32,500           --
                                                      --------       --------
          Provision for income tax benefits           $   --         $(12,500)
                                                      ========       ========

    The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (15%) as follows:

          Computed tax expense (benefit)
           at the expected statutory rate             $(20,500)      $ (8,100)
          State tax, net of federal effect              (6,800)        (2,700)
          Valuation allowance                           32,500           --
          Other                                         (5,200)        (1,700)
                                                      --------       --------
                                                      $   --         $(12,500)
                                                      ========       ========

    The Company generated net federal operating losses in the amount of approximately $288,700 of which approximately $40,800 has been carried back to prior years resulting in a net operating loss carryforward of approximately $247,900 which will expire in the year 2011.

8.  RELATED PARTY TRANSACTIONS:

    The Company has entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement terminated in July, 1996. The Company paid $9,000 during the period ended March 31, 1996.

    The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $20,300 and $17,900 in the three months ended March 31, 1997 and 1996, respectively.

                         THE AMERICAS GROWTH FUND, INC.

                             MARCH 31, 1997 AND 1996
                                  (UNAUDITED)




8.  RELATED PARTY TRANSACTIONS (CONTINUED):

    On August 10, 1994, the Company entered into an Employment Agreement with it's President who also serves as the Company's Chairman of the Board and Portfolio Manager. The term of the Employment Agreement was for an initial three year term, which is automatically extended one additional year on each anniversary of the Employment Agreement beginning in August 30, 1996 unless the Board of Directors provides Mr. Sokolow with one year prior notice that the term shall not be extended. The Employment Agreement currently terminates on August 30, 1999, unless extended in accordance with its terms. Under the Employment Agreement, Mr. Sokolow received a salary of $96,100 in 1996, which amount increases annually by the percentage increase in the consumer price index. The Company paid the president $24,800 and $23,600 pursuant to this agreement for the three months ended March 31, 1997 and 1996, respectively.


9.  PROFIT SHARING PLAN:

    The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of March 31, 1997 and 1996, there was no accrual in connection with the Plan.


10. MERGER ACTIVITY:

    On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard Technologies B.V. (Tallard), a privately-held company. The contemplated merger with Tallard was terminated prior to June 30, 1996.

    On June 15, 1996, the Company entered into an Agreement and Plan of Merger with Advanced Electronic Support Products, Inc. (AESP), a privately held company engaged in the manufacturing and international distribution of computer connectivity and networking products. Prior to December 31, 1996, the contemplated merger with Advanced Electronics Support Products, Inc. was terminated. The Company incurred approximately $136,700 of legal and other costs associated with the merger. These costs have been charged to current operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         As a result of operations, net assets decreased approximately $134,300 (or approximately 2.8% of net assets) during the quarter ended March 31, 1997. For the comparable period in 1996, net assets decreased approximately $41,600 during the quarter. The net decrease in net assets resulting from operations for the quarter ended March 31, 1997 primarily resulted from a net investment loss of approximately $98,800 and an increase in unrealized depreciation of investments of approximately $37,700 less a realized gain from sales of investments of approximately $2,200. These results compare with a net decrease in net assets resulting from operations for the quarter ended March 31, 1996 which occurred primarily from a net investment loss of $37,100, an increase in unrealized depreciation of investments of $3,300 and a realized loss from sales of investments of approximately $1,200.

         The Company recognized investment income of approximately $70,700 (which consisted of interest income of $49,500, dividend income of $11,200 and other income of $10,000) for the quarter ended March 31, 1997 as compared to $65,100 in investment income (which consisted of entirely interest income) for the quarter ended March 31, 1996. The lower interest investment income resulted primarily from a lesser amount of capital invested in Treasury Bills.

         Expenses aggregated approximately $169,500 during the quarter ended March 31, 1997 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses as compared with expenses of $113,300 for the quarter ended March 31, 1996. Professional fees increased to $122,700 as compared to 47,600 for the comparable quarter in 1996. With respect to the increase in professional fees for the quarter ending March 31, 1997, approximately $88,200 was as a result of the purported shareholders derivative suit filed in November 1996. See "Legal Proceedings."


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had cash and cash equivalents of approximately $20,600 and US Treasury Bills of approximately $3,968,900 as compared to approximately $527,800 in cash and cash equivalents and approximately $4,429,500 in Treasury Bills at March 31, 1996. The decrease in capital resources for the three months ended March 31, 1997 was primarily due to an investment of $250,000 in The Americas Group, Inc. and a net investment loss of approximately $98,800 as compared to the decrease in capital resources for the quarter ending March 31, 1996 primarily due to a net investment loss of approximately $37,100. As of March 31, 1997, the Company had liabilities of approximately $47,100 compared with liabilities of $23,600 as of March 31, 1996.

         From November 1996 to March 31, 1997, the Company has incurred expenses (consisting primarily of legal fees and associated litigation expenses) of approximately $153,200 relating to the purported shareholders derivative suit. See "Legal Proceedings." The Company expects to incur significant additional costs in connection with the litigation and its agreement to advance legal fees and expenses incurred by the Board of Directors in defending such suit.

PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a)  Exhibits

                 3.2     Amendment to By-Laws, dated July 9, 1996.

                27       Financial Data Schedule (for SEC use only).

                (b)  Reports on Form 8-K

                     None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    THE AMERICAS GROWTH FUND, INC.



By: /s/  LEONARD J. SOKOLOW
    ------------------------------------
    Leonard J. Sokolow
    Chairman of the Board, President and
    Chief Financial Officer
    (Principal Executive, Financial and
    Accounting Officer)



Date:  May 14, 1997