Form 10QSB
period 1997-06-30
AMERICAS GROWTH FUND INC
filed 1997-08-14
CIK 925677

             FORM 10-QSB QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     (Last amended by 34-32231, eff 6/3/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                         Commission File Number 0-24432
                                                -------

                         THE AMERICAS GROWTH FUND, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             MARYLAND                                     65-0604786
-----------------------------------        -------------------------------------
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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100
                                                  ---------

Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                              ---    ---

                                     INDEX

                         THE AMERICAS GROWTH FUND, INC.


PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


Balance Sheets - June 30, 1997 and 1996 (Unaudited)

Statements of Operations for the three months and six months ended June 30, 1997 and 1996. (Unaudited)

Statements of Changes in Net Assets for the six months ended June 30, 1997 and 1996. (Unaudited)

Statements of Cash Flows for the six months ended June 30, 1997 and 1996. (Unaudited)

Notes to Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis or Plan of Operation.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



Signature

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  ----------------------------     ------------------------------
                                                                  JUNE 30, 1997  JUNE 30, 1996      JUNE 30, 1997   JUNE 30, 1996
                                                                  -------------  -------------      -------------   -------------
Revenues:
  Interest                                                        $     48,000   $     61,600       $     97,500    $    126,700
  Dividend                                                               6,000             --             17,200              --
  Other                                                                     --             --             10,000              --
                                                                  ------------    -----------       ------------     -----------
                                                                        54,000         61,600            124,700         126,700
                                                                  ------------    -----------       ------------     -----------
Expenses:
  Consulting fees, principally to affiliates                             2,500         19,200              2,500          28,200
  Salaries                                                              24,800         23,700             49,600          47,300
  Professional fees                                                     38,200         52,800            160,900         100,400
  Board of Directors fees                                                3,500          3,500              7,000           7,300
  Other                                                                 25,300         24,100             43,800          53,400
                                                                  ------------    -----------        -----------     -----------
                                                                        94,300        123,300            263,800         236,000
                                                                  ------------    -----------        -----------     -----------
Investment loss before income tax benefit                              (40,300)       (61,700)          (139,100)       (109,900)
Less income tax benefit                                                     --         24,800                 --          35,700
                                                                  ------------    -----------        -----------     -----------
Net investment loss                                                    (40,300)       (37,100)          (139,100)        (74,200)
                                                                  ------------    -----------        -----------     -----------
Realized gains (losses) from sales on investments                       18,200            700             20,400            (800)

Less income tax benefit (expense) applicable to
 realized gains (losses) from sale on investments                           --           (200)                --             100
                                                                  ------------    -----------        -----------     -----------
                                                                        18,200            500             20,400            (700)
                                                                  ------------    -----------        -----------     -----------
Unrealized appreciation (depreciation)
 on investments                                                         23,500        (23,800)           (14,200)        (28,200)
Less income tax benefit applicable to
 unrealized appreciation (depreciation)
 on investments                                                             --          9,500                 --          10,600
                                                                  ------------    -----------        -----------     -----------
                                                                        23,500        (14,300)           (14,200)        (17,600)
                                                                  ------------    -----------        -----------     -----------
Net increase (decrease) in net assets
 resulting from operations                                        $      1,400    $   (50,900)       $  (132,900)    $   (92,500)
                                                                  ============    ===========        ===========     ===========
Per-share amounts:
  Net investment loss                                             $      (0.03)   $     (0.03)       $     (0.11)    $     (0.06)
  Net realized gains on investments                                       0.01             --               0.02              --
  Net unrealized appreciation (depreciation)
   on investments                                                         0.02          (0.01)             (0.01)          (0.01)
                                                                  ------------    -----------        -----------     -----------
                                                                  $       0.00    $     (0.04)       $     (0.10)    $     (0.07)
                                                                  ============    ===========        ===========     ===========
Weighted average number of shares used
  in per-share computations                                          1,265,100      1,265,100          1,265,100       1,265,100
                                                                  ============    ===========        ===========     ===========

                          Read the accompanying notes.

                       THE AMERICAS GROWTH FUND, INC.
                               BALANCE SHEETS
                            JUNE 30, 1997 AND 1996
                                 (UNAUDITED)



                                                                    1997            1996
                                                                ------------    -----------
Assets:
  Investments at market or fair value:
    Investment in U.S. Treasury Bills                           $ 3,473,600     $4,461,700
    Investment in warrant                                             8,800          -
    Investment in notes receivable                                    -            125,000
    Investment in common stock                                      260,000          -
                                                                ------------    -----------
      Total investments (amortized cost of $3,831,500
       and $4,555,700 for 1997 and 1996, respectively)            3,742,400      4,586,700

  Cash and cash equivalents                                         985,700        436,600
  Prepaid expenses                                                   22,200         15,400
  Deferred tax asset                                                  6,000         51,000
  Furniture and equipment, net                                       15,700         15,900
  Organizational costs, net                                           3,400          4,900
  Deposits                                                            1,100          1,100
                                                                ------------    -----------
                                                                  4,776,500      5,111,600
                                                                ------------    -----------
Liabilities:
  Accounts payable                                                   36,000         14,800
  Accrued directors fees                                              5,400          6,400
  Deferred tax liability                                              2,700          2,900
                                                                ------------    -----------
                                                                     44,100         24,100
                                                                ------------    -----------
                                                                $ 4,732,400     $5,087,500
                                                                ============    ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                          $     -         $    -
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding               12,700         12,700
  Capital in excess of par                                        5,141,300      5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                          (405,500)       (74,500)
    Realized gains on investments                                    43,700         44,000
    Unrealized (depreciation) of investments                        (59,800)       (36,000)
                                                                ------------    -----------
Net assets applicable to outstanding common shares
 (equivalent to $3.74 and $4.02 per share for 1997
 and 1996, respectively, based on outstanding
 common shares of 1,265,100)                                    $ 4,732,400     $5,087,500
                                                                ============    ===========



                        Read the accompanying notes.

                       THE AMERICAS GROWTH FUND, INC.
                     STATEMENTS OF CHANGES IN NET ASSETS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)



                                                              1997           1996
                                                         -------------  -------------
Net investment loss                                      $   (139,100)  $    (74,200)


Net realized gain (losses) from sale on investments            20,400           (700)


Net increase in unrealized depreciation on investments        (14,200)       (17,600)
                                                         -------------  -------------

Net decrease in net assets resulting from operations         (132,900)       (92,500)


Net assets at beginning of period                           4,865,300      5,180,000
                                                         -------------  -------------


Net assets at end of period                              $  4,732,400   $  5,087,500
                                                         =============  =============


                          Read the accompanying notes.

                            THE AMERICAS GROWTH FUND, INC.
                              STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (UNAUDITED)




                                                           1997          1996
                                                       ------------  ------------
Cash flows from operating activities:
  Sources of cash:
    Interest                                           $     6,500   $    16,200
                                                       ------------  ------------
  Uses of cash:
    Payroll                                                 49,600        47,300
    Consulting fees to affiliate                             2,500        28,200
    Operating expenses                                     239,700       153,100
    Income taxes                                                          23,100
                                                       ------------  ------------
                                                           291,800       251,700
                                                       ------------  ------------
      Cash (used in) operating activities                 (285,300)     (235,500)
                                                       ------------  ------------

Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills            8,000,000     4,000,000
    Proceeds from sale of common stock                     515,400         -
                                                       ------------  ------------
                                                         8,515,400     4,000,000
                                                       ------------  ------------
  Uses of cash:
    Purchase of U.S. Treasury Bills                      7,410,300     3,929,700
    Purchase of common stock                               250,000         -
                                                       ------------  ------------
                                                         7,660,300     3,929,700
                                                       ------------  ------------
      Cash provided by investing activities                855,100        70,300
                                                       ------------  ------------

Increase (decrease) in cash and cash equivalents           569,800      (165,200)

Cash and cash equivalents at beginning of period           415,900       601,800
                                                       ------------  ------------
Cash and cash equivalents at end of period             $   985,700   $   436,600
                                                       ============  ============









                            Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                                        1997          1996
                                                     -----------   -----------
Reconciliation of net (decrease) in net assets resulting from operations to cash used in operating activities:

Net (decrease) in net assets resulting
  from operations                                    $  (132,900)  $   (92,500)
                                                     -----------   -----------
Adjustments to reconcile net (decrease) in net assets resulting from operations to cash used in operating activities:

  Accretion of discount on U.S. Treasury Bills           (91,000)     (111,300)

  Realized (gain) loss from sale on investments          (20,400)          800

  Amortization and depreciation                            1,700         1,600

  Unrealized depreciation on investments                  14,200        28,200

  Provision for deferred income taxes (benefit)               --       (46,900)

  Stock dividends and stock compensation                 (27,200)           --

  Changes in assets and liabilities:
    Interest receivable                                       --           800
    Prepaid expenses                                          --        (7,400)
    Accounts payable                                     (31,500)         (200)
    Accrued directors fees                                 1,800          (900)
    Income taxes payable                                      --        (7,700)
                                                     -----------   -----------
      Total adjustments                                 (152,400)     (143,000)
                                                     -----------   -----------
Cash (used in) operating activities                  $  (285,300)  $  (235,500)
                                                     ===========   ===========

Schedule of non-cash investing activities:
  Acquisition of common stock                        $    10,000   $        --
  Less amount received in exchange for consulting        (10,000)           --
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

  Acquisition of common stock                        $    17,200   $        --
  Less amount received as stock dividends                (17,200)           --
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

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

ORGANIZATIONAL COSTS:

Organizational costs are stated net of accumulated amortization of $4,100 and $2,600 at June 30, 1997 and 1996, respectively, and are being amortized using the straight-line method over five years.

INCOME TAXES:

The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at June 30, 1997 and 1996 for federal income tax purposes and financial reporting purposes was the same. The aggregate net unrealized depreciation for the six months ended June 30, 1997 and 1996 is $14,200 and $28,200, respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


4.  INVESTMENTS:

INVESTMENTS INCLUDE THE FOLLOWING AT JUNE 30, 1997 AND 1996:

                                                  VALUE            VALUE
  PRINCIPAL          TYPE OF ISSUE AND           JUNE 30,         JUNE 30,
   AMOUNT              NAME OF ISSUER              1997             1996
-------------------------------------------------------------------------------
                  U.S. Treasury bills (73.4%
                   and 87.7% of net assets at
                   June 30, 1997 and 1996,
                   respectively)

$   487,890       U.S. Treasury bill,
                   $500,000 face value,
                   matures July 11, 1996                --        $   499,200

$ 1,465,940       U.S. Treasury bill,
                   $1,500,000 face value,
                   matures August 8, 1996               --          1,491,800

$ 1,975,800       U.S. Treasury bill,
                   $2,000,000 face value,
                   matures September 5, 1996            --          1,980,600

$   476,030       U.S. Treasury bill,
                   $500,000 face value,
                   matures November 14, 1996            --            490,100

$ 1,481,630       U.S. Treasury bill,
                   $1,500,000 face value,
                   matures August 7, 1997       $ 1,491,500            --

$   494,230       U.S. Treasury bill,
                   $500,000 face value,
                   matures August 14, 1997          496,600            --

$ 1,482,065       U.S. Treasury bills,
                   $1,500,000 face value,
                   matures September 4, 1997      1,485,500            --
                                                -----------       -----------
                  Total U.S. Treasury bills     $ 3,473,600       $ 4,461,700
                                                ===========       ===========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


4.  INVESTMENTS (CONTINUED):

NUMBER OF   NUMBER OF
 SHARES      SHARES                                      VALUE         VALUE
 JUNE 30,    JUNE 30,   TYPE OF ISSUE AND               JUNE 30,      JUNE 30,
  1997        1996       NAME OF ISSUER                  1997          1996
-------------------------------------------------------------------------------
                       Common stocks (5.5% and
                         0.0% of net assets
                         at June 30, 1997 and
                         1996, respectively:

 130,000     --        The Americas Group, Inc.
                         (unrestricted)                $  260,000     $    --

                       Majority owned (restricted):
     --      80          Americas Growth
                         Partners, Inc.                        --          --
                                                       ----------     -------
                                                       $  260,000     $    --
                                                       ==========     =======


 NUMBER OF  NUMBER OF
 WARRANTS   WARRANTS                                   VALUE           VALUE
 JUNE 30,   JUNE 30,    TYPE OF ISSUE AND             JUNE 30,        JUNE 30,
   1997      1996        NAME OF ISSUER                 1997            1996
-------------------------------------------------------------------------------
                       Common stocks warrants:
                        (0.2% and 0.0% of net
                        assets at June 30, 1997
                        and 1996, respectively)

                       Restricted:
    -          1        Greg Manning
                        Auctions, Inc.               $      --        $    --

    1          -        Globalink                    $   8,800        $    --
                                                     =========        =======
                        Golf Reservations
                        of America, Inc.

    2          2           Class A                   $      --        $    --
    2          2           Class B                   $      --        $    --
                                                     =========        =======

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)



4.  INVESTMENTS (CONTINUED):

 PRINCIPAL   PRINCIPAL
  AMOUNT      AMOUNT
 OF NOTES    OF NOTES                                        VALUE     VALUE
 JUNE 30,    JUNE 30,          TYPE OF ISSUE AND            JUNE 30,   JUNE 30,
   1997        1996              NAME OF ISSUER               1997      1996
-------------------------------------------------------------------------------
                             Notes (0.0% and 2.5% of
                               net assets at June 30,
                               1997 and 1996, respectively)

$    -      $  50,000        Golf Reservations of
                               America, Inc.                 $   --   $ 25,000

$    -      $ 100,000        Approved Financial
                               Corporation                       --    100,000
                                                             ------   --------
                                                             $   --   $125,000
                                                             ======   ========


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

In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 149,530 shares of Globalink common stock at $4.18 per share through December 20, 2001. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May 1997, the Company converted and sold all of its shares of Globalink. At June 30, 1997, the Company holds a warrant for which the Board of Directors has valued at $8,800.

The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of June 30, 1997 and 1996, the outstanding balance was $50,000. The note is in default as of June 30, 1997 and the Board of Directors has valued the note at $0 as of that date. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of June 30, 1997 and 1996, the Board of Directors has valued the warrants at $0.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)



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

During 1995, the Company advanced funds to Americas Growth Partners, Inc. (AGP) aggregating $22,608 pursuant to a 10% promissory note. In addition, the Company received 80 shares of AGP common stock, representing an 80% interest, in connection with the promissory note. AGP is a publishing and consulting business which began operations in January, 1995 and currently as ceased operations. The Board of Directors deemed the note receivable to be uncollectible and the Company recognized a realized loss on the outstanding balance during 1996. The Board of Directors has valued the common stock at $0 as of June 30, 1997. AGP's operating results for 1997 and 1996 were not significant.

5.  CASH AND CASH EQUIVALENTS:

  Number of   Number of                               Cost and      Cost and
   Shares      Shares                                  Value         Value
   June 30,   June 30,     Type of Issue and          June 30,      June 30,
    1997        1996        Name of Issuer              1997          1996
-------------------------------------------------------------------------------

 984,100     425,700      Money market fund,
                          Cortland Trust, Inc.       $ 984,100      $ 425,700


     --           --      Checking account
                            with bank                    1,600         10,900
                                                     ---------      ---------
                          Total cash and cash
                            equivalents (20.8 %
                            and 8.6% of net assets
                            at June 30, 1997 and
                            1996, respectively)      $ 985,700      $ 436,600
                                                     =========      =========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)




6.  FURNITURE AND EQUIPMENT:

Furniture and equipment are comprised of the following at June 30, 1997 and 1996:

                                                    1997            1996
                                                  --------       --------
         Furniture and fixtures                   $  1,500       $  1,500
         Computer equipment                         17,900         16,400
                                                  --------       --------
                                                    19,400         17,900

          Less accumulated depreciation             (3,700)        (2,000)
                                                  --------       --------
                                                  $ 15,700       $ 15,900
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

The significant components of deferred tax assets and liabilities on the balance sheet at June 30, 1997 and 1996 are:

         Deferred tax assets:
           Net operating loss                              $71,800      $42,000
           Unrealized depreciation of investments           17,400        9,000
                                                           -------      -------
                                                            89,200       51,000
           Less valuation allowance                         83,200           --
                                                           -------      -------
                                                             6,000       51,000
         Deferred tax liability:
           Depreciation                                      2,700        2,900
                                                           -------      -------
         Net deferred tax asset                            $ 3,300      $48,100
                                                           =======      =======

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


7.  INCOME TAXES (CONTINUED):

Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1997 and 1996 are as follows:

                                                     1997           1996
                                                   --------       --------
[S]                                                [C]            [C]
         Current:
          Federal                                  $     --       $     --
          State                                          --             --
                                                   --------       --------
                                                         --             --
                                                   --------       --------
         Deferred:
          Federal (benefit)                         (16,700)       (39,000)
          State (benefit)                            (6,400)        (7,400)
                                                   --------       --------
                                                    (23,100)       (46,400)
         Increase in valuation allowance             23,100             --
                                                   --------       --------
         Provision for income taxes
          (benefit)                                $     --       $(46,400)
                                                   ========       ========

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (1997, 15%; 1996, 35%) as follows:

         Computed tax expense (benefit)
          at the expected statutory rate            $(19,900)      $(48,600)
         State tax, net of federal effect             (6,200)        (4,900)
         Valuation allowance                          23,100             --
         Other                                         3,000          7,100
                                                    --------       --------
                                                    $     --       $(46,400)
                                                    ========       ========

The Company generated net federal operating losses in the amount of approximately $406,600 of which approximately $40,800 has been carried back to prior years resulting in a net operating loss carryforward of approximately $365,800 which will expire in the year 2011.

8.  RELATED PARTY TRANSACTIONS:

The Company has entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement terminated in July, 1996. The Company paid $18,000 during the period ended June 30, 1996.

The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $42,900 and $29,300 in the six months ended June 30, 1997 and 1996, respectively.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


8.  RELATED PARTY TRANSACTIONS (CONTINUED):

On August 10, 1994, the Company entered into an Employment Agreement with its President who also serves as the Company's Chairman of the Board and Portfolio Manager. The term of the Employment Agreement was for an initial three year term, which is automatically extended one additional year on each anniversary of the Employment Agreement beginning in August 30, 1996 unless the Board of Directors provides Mr. Sokolow with one year prior notice that the term shall not be extended. The Employment Agreement currently terminates on August 30, 1999, unless extended in accordance with its terms. Under the Employment Agreement, Mr. Sokolow received a salary of $96,100 in 1996, which amount increases annually by the percentage increase in the consumer price index. The Company paid the president $49,600 and $47,300 pursuant to this agreement for the six months ended June 30, 1997 and 1996, respectively.

9.  PROFIT SHARING PLAN:

The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of June 30, 1997 and 1996, there was no accrual in connection with the Plan.

10. MERGER ACTIVITY:

On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard Technologies B.V. (Tallard), a privately-held company. The contemplated merger with Tallard was terminated prior to June 30, 1996.

On June 15, 1996, the Company entered into an Agreement and Plan of Merger with Advanced Electronic Support Products, Inc. (AESP), a privately held company engaged in the manufacturing and international distribution of computer connectivity and networking products. Prior to December 31, 1996, the contemplated merger with Advanced Electronics Support Products, Inc. was terminated. The Company incurred approximately $136,700 of legal and other costs associated with the merger. These costs have been charged to operations.

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

12. OTHER:

JWCharles Financial Services, Inc. ("JWCharles") has filed a registration statement with the Securities and Exchange Commission relating to its intended offer to exchange 0.418 shares of common stock of JWCharles for each properly tendered share of the Company's common stock. The Board of Directors of the Company intends to meet to consider such exchange offer if and when such registration statement has been declared effective by the Securities and Exchange Commission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997

        As a result of operations, the net assets increased approximately $1,400 (or approximately 0.03% of net assets) during the quarter ended June 30, 1997. For the comparable period in 1996, net assets decreased approximately $50,900. The net increase in net assets resulting from operations for the quarter ended June 30, 1997 was primarily due to resulted from a net investment gain of $18,200 and an increase in unrealized appreciation of investments of $23,500.

        The Company recognized investment income (which consisted entirely of interest income) of approximately $54,000 for the quarter ended June 30, 1997 as compared to $61,600 for the quarter ended June 30, 1996. The lower investment income resulted primarily from lower interest rates.

        Expenses aggregated approximately $94,300 during the quarter ended June 30, 1997 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses. Expenses for the quarter ended June 30, 1996 were approximately $123,300. The decreased expenses for the quarter ended June 30, 1997 resulted primarily from a decrease in consulting fees to $2,500 from $19,200 and a decrease in legal fees to $38,200 from $52,800 due to legal fees associated with the negotiation of the potential merger transaction with Advanced Electronic Support Services, Inc. and the terminated merger negotiations with Tallard Technologies B.V. which occurred in the quarter ended June 30, 1996.

Six Months Ended June 30, 1997

        As a result of operations, net assets decreased 132,900 (or approximately 2.8% of net assets) during the six months ended June 30, 1997. For the comparable period in 1996, the net assets decreased approximately $92,500. The decrease in net assets resulting from operations for the six months ended June 30, 1997 was primarily due to a net investment loss of $139,100 and an increase in unrealized depreciation of investments of $14,200.

        The Company recognized investment income (which consisted primarily of interest income) of approximately $124,700 for the six months ended June 30, 1997 as compared to 126,700 for the six months ended June 30, 1996. The lower investment income resulted primarily from lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1997, the Company had cash and cash equivalents of approximately $985,700 and US Treasury Bills of approximately $3,473,600 as compared to cash and cash equivalents of approximately $436,600 and US Treasury Bills of approximately $4,461,700 at June 30, 1996. The decrease in capital resources for the six months ended June 30, 1997 of $439,000 was primarily due to a net investment loss of $139,100 as compared to the decrease in capital resources for the six months ended June 30, 1996 which was primarily due to a net investment loss of $74,200. As of June 30, 1997, the Company had liabilities of approximately $44,100.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        On November 26, 1996, a purported derivative stockholders' suit alleging breach of fiduciary duty under the Investment Company Act of 1940 was filed in the Circuit Court for the Fifteenth Judicial Circuit in Palm Beach County, Florida against, among others, the Company and its board of directors. The suit was filed by Kevin King, Herbert Hill, a general partner of Double H Investment Co. and Bargelt Investments, Bonnie Cool Hayes and Ronald Hayes, who purportedly own an aggregate of approximately 10% of the Company's outstanding shares of common stock. The plaintiffs seek certain equitable relief, including enjoining the directors from acting in their capacities as directors of the Company and from making any investments or expenditures, except for payment of regular expenses and salaries, and an unspecified amount of damages in connection with, among other things, the previously announced proposed merger between the Company and Advanced Electronic Support Products, Inc. ("AESP"), which proposed merger was terminated by mutual agreement of the Company and AESP on November 8, 1996. The Company has removed such suit to the United States District Court, Southern District of Florida, Miami Division. The defendants believe that the suit is completely without merit and are vigorously contesting the plaintiffs' claims. The Company and the other defendants have filed several motions to dismiss this suit. Based upon information currently available, the management of the Company does not believe that the ultimate solution of this litigation will have a material adverse impact on the financial position or results of operations of the Company.

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

Item 5. OTHER INFORMATION.

        JWCharles Financial Services, Inc. ("JWCharles") has filed a registration statement with the Securities and Exchange Commission relating to its intended offer to exchange 0.431 shares of common stock of JWCharles for each properly tendered share of the Company's common stock. The Company has been advised that such registration statement was declared effective by the Securities and Exchange Commission on August 13, 1997. The Board of Directors of the Company intends to meet during the week of August 18, 1997 to consider such exchange offer.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            Exhibit 27    Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K.

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



Date:  August 14, 1997