Form 10KSB/A
period 1996-12-31
AMERICAS GROWTH FUND INC
filed 1997-09-12
CIK 925677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

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



SIGNATURE                                         TITLE                       DATE
---------                                         -----                       ----

/s/ Leonard J. Sokolow                      Chairman of the Board          March 28, 1997
----------------------                      and President
Leonard J. Sokolow                          (Principal Executive
                                            Financial and
                                            Accounting Officer)



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



Jacksonville, Florida                               /s/ Ernst & Young LLP
March 7, 1997                                       -------------------------
                                                    Ernst & Young LLP

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