Form 10QSB
period 1997-09-30
AMERICAS GROWTH FUND INC
filed 1997-11-13
CIK 925677

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

                    For the quarterly period ended SEPTEMBER 30, 1997

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                         Commission File Number 0-24432

                         THE AMERICAS GROWTH FUND, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          MARYLAND                                      65-0604786
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

             701 BRICKELL AVENUE, SUITE 2000, MIAMI, FLORIDA 33131
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305)374-3575
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

   ---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100

Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No [X]

                                      INDEX

                         THE AMERICAS GROWTH FUND, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Balance Sheets - September 30, 1997 and 1996. (Unaudited)

Statements of Operations for the three months and nine months ended September 30, 1997 and 1996. (Unaudited)

Statements of Changes in Net Assets for the nine months ended
September 30, 1997 and 1996. (Unaudited)

Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996. (Unaudited)

Notes to Financial Statements. (Unaudited)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Item 2.  CHANGES IN SECURITIES

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Signature

                         THE AMERICAS GROWTH FUND,INC.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                             1997           1996
                                                         -----------    -----------
Assets:
  Investments at market or fair value:
    Investment in U.S. Treasury Bills                    $ 3,474,800    $ 4,466,500
    Investment in common stock                               260,000           --
                                                         -----------    -----------
     Total investments (amortized cost of $3,806,700
     and $4,496,900 for 1997 and 1996, respectively)       3,734,800      4,466,500


  Cash and cash equivalents                                  913,900        466,700
  Prepaid expenses                                             9,300         16,100
  Deferred tax asset                                           4,900         87,400
  Furniture and equipment, net                                10,100         15,500
  Organizational costs, net                                    3,100          4,500
  Deposits                                                     1,100          1,100
                                                         -----------    -----------

                                                           4,677,200      5,057,800
                                                         -----------    -----------

Liabilities:
  Accounts payable                                            22,900          9,700
  Accrued directors fees                                       6,900          8,900
  Deferred tax liability                                       1,600          2,700
                                                         -----------    -----------

                                                              31,400         21,300
                                                         -----------    -----------

                                                         $ 4,645,800    $ 5,036,500
                                                         -----------    -----------

Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                          --             --
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding   $    12,700    $    12,700
  Capital in excess of par                                 5,141,300      5,141,300
  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                   (479,000)      (111,100)
    Realized gains on investments                             38,300         45,600
    Unrealized (depreciation) of investments                 (67,500)       (52,000)
                                                         -----------    -----------

Net assets applicable to outstanding common shares
 (equivalent to $3.67 and $3.98 per share for 1997
 and 1996, respectively, based on outstanding
 common shares of 1,265,100)                             $ 4,645,800    $ 5,036,500
                                                         ===========    ===========


                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    ----------------------------     ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                        1997          1996              1997              1996
                                                        ----          ----              ----              ----
Revenues:
  Interest                                          $    53,600    $    60,500        $  151,100    $   187,200
  Dividend                                                 --             --              17,200           --
  Other                                                    --             --              10,000           --
                                                    -----------    -----------       -----------    -----------

                                                         53,600         60,500           178,300        187,200
                                                    -----------    -----------        ----------    -----------
Expenses:
  Consulting fees, principally to affiliates              3,200         19,200             5,700         47,400
  Salaries                                               25,200         24,000            74,800         71,300
  Professional fees                                      66,900         56,100           227,700        156,500
  Board of Directors fees                                 3,500          3,500            10,500         10,800
  Other                                                  28,300         20,500            72,300         73,900
                                                    -----------    -----------       -----------    -----------

                                                        127,100        123,300           391,000        359,900
                                                    -----------    -----------       -----------    -----------

Investment loss before income tax benefit               (73,500)       (62,800)         (212,700)      (172,700)
Less income tax benefit                                    --           26,200                --         61,900
                                                    -----------    -----------       -----------    -----------

Net investment loss                                     (73,500)       (36,600)         (212,700)      (110,800)
                                                    -----------    -----------       -----------    -----------

Realized gains (losses) from sales on investments        (5,400)         2,700            15,100          2,000

Less income tax expense applicable to
 realized gains (losses) from sale on investments          --           (1,100)               --         (1,000)
                                                    -----------    -----------       -----------    -----------

                                                         (5,400)         1,600            15,100          1,000
                                                    -----------    -----------       -----------    -----------

Unrealized depreciation on investments                   (7,700)       (27,500)          (21,900)       (55,800)

Less income tax benefit applicable to
 unrealized depreciation on investments                    --           11,500                --         22,100
                                                    -----------    -----------       -----------    -----------

                                                         (7,700)       (16,000)          (21,900)       (33,700)
                                                    -----------    -----------       -----------    -----------
Net decrease in net assets resulting
 from operations                                    $   (86,600)   $   (51,000)      $  (219,500)   $  (143,500)
                                                    ===========    ===========       ===========    ===========

Per-share amounts:
  Net investment loss                               $     (0.06)   $     (0.03)      $     (0.16)   $     (0.09)
  Net realized gains on investments                        --             --                0.01           --
  Net unrealized depreciation on investments              (0.01)         (0.01)            (0.02)         (0.03)
                                                    -----------    -----------       -----------    -----------

                                                    $     (0.07)   $     (0.04)      $     (0.17)   $     (0.12)
                                                    ===========    ===========       ===========    ===========

Weighted average number of shares used
  in per-share computations                           1,265,100      1,265,100         1,265,100      1,265,100
                                                    ===========    ===========       ===========    ===========




                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                              1997               1996
                                                          ------------     -------------
Net investment loss                                       $   (212,700)    $    (110,800)


Net realized gain from sale on investments                      15,100             1,000


Net increase in unrealized depreciation on investments         (21,900)          (33,700)
                                                          ------------     -------------


Net decrease in net assets resulting from operations          (219,500)         (143,500)


Net assets at beginning of period                            4,865,300         5,180,000
                                                          ------------     -------------


Net assets at end of period                               $  4,645,800     $   5,036,500
                                                          ============     =============



























                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                        1997          1996
                                                   ------------    ------------
Cash flows from operating activities:
  Sources of cash:
    Interest                                       $     17,100    $     24,100
    Income taxes                                         13,900              --
                                                   ------------    ------------
                                                         31,000          24,100
                                                   ------------    ------------

  Uses of cash:
    Payroll                                              74,800          71,300
    Consulting fees to affiliate                          5,700          47,400
    Operating expenses                                  350,600         235,200
    Income taxes                                             --          23,600
                                                   ------------    ------------

                                                        431,100         377,500
                                                   ------------    ------------

      Cash (used in) operating activities              (400,100)       (353,400)
                                                   ------------    ------------


Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills        11,500,000       8,000,000
    Proceeds from note receivable                            --         100,000
    Proceeds from sale of common stock                  515,400              --
                                                   ------------    ------------

                                                     12,015,400       8,100,000
                                                   ------------    ------------

  Uses of cash:
    Purchase of U.S. Treasury Bills                  10,867,300       7,881,700
    Purchase of common stock                            250,000              --
                                                   ------------    ------------

                                                     11,117,300       7,881,700
                                                   ------------    ------------

      Cash provided by investing activities             898,100         218,300
                                                   ------------    ------------


Increase (decrease) in cash and cash equivalents        498,000        (135,100)

Cash and cash equivalents at beginning of period        415,900         601,800
                                                   ------------    ------------

Cash and cash equivalents at end of period         $    913,900    $    466,700
                                                   ============    ============










                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)



                                                        1997          1996
                                                   ------------    ------------

Reconciliation of net (decrease) in net assets resulting from operations to cash used in operating activities:

Net (decrease) in net assets resulting
 from operations                                   $   (219,500)   $   (143,500)
                                                   ------------    ------------

Adjustments to reconcile net (decrease) in net assets resulting from operations to cash used in operating activities:

  Accretion of discount on U.S. Treasury Bills         (134,000)       (163,900)

  Realized (gain) loss from sale on investments         (20,500)         (2,000)

  Loss on abandonment of equipment                        5,400              --

  Amortization and depreciation                           2,200           2,400

  Unrealized depreciation on investments                 21,900          55,800

  Provision for deferred income taxes (benefit)              --         (83,000)

  Stock dividends and stock compensation                (27,200)             --

  Changes in assets and liabilities:
    Interest receivable                                      --             800
    Prepaid expenses                                     12,900           7,300
    Accounts payable                                    (44,600)         (5,300)
    Accrued directors fees                                3,300           1,600
    Income taxes payable                                     --         (23,600)
                                                   ------------    ------------

      Total adjustments                                (180,600)       (209,900)
                                                   ------------    ------------


Cash (used in) operating activities                $   (400,000)   $   (353,400)
                                                   ============    ============


Schedule of non-cash investing activities:
  Acquisition of common stock                      $     10,000    $         --
  Less amount received in exchange for consulting       (10,000)             --
                                                   ------------    ------------

                                                   $         --    $         --
                                                   ============    ============



Acquisition of common stock                        $     17,200              --
Less amount received as stock dividends                 (17,200)             --
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============



                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)




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

         The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company has and plans to continue to invest primarily in United States based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. During 1997 and 1996 due to difficulties in locating quality portfolio companies meeting the Company's investment objectives, the Company's assets were primarily invested in U.S. Treasury bills. There can be no assurance that the Company will be able to negotiate and complete transactions with potential portfolio companies which meet the Company's investment objectives.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

1.  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED):

         Such investments may be private investments in capital stock of privately-held companies that the Company anticipates will engage in a public offering within one to three years after the investment; private investments in capital stock of publicly-held companies; or bridge loans which are convertible into common stock or preferred stock of the issuer or issued together with equity participation such as common stock, preferred stock or warrants to purchase such stock or a combination thereof, or both, for privately-held companies which the Company anticipates will complete a public offering, other financing or a merger or acquisition transaction (other than a leveraged buy-out) within one to three years from the date of investment.

2.  SIGNIFICANT ACCOUNTING POLICIES:

         SECURITIES VALUATION:

             Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the closing bid price on the last day of the year. U.S. Treasury bills are valued at market value. Restricted securities are valued at fair value as determined by the Board of Directors based on the circumstances of each individual case. Such valuations of restricted securities could be based upon a multiple of earnings, a discount from market of a similar freely traded security, yield to maturity with respect to debt issues, or a combination of these and other methods determined to be appropriate in good faith by the Board of Directors. Restricted convertible securities are valued based on the closing bid price on the last day of the year of the underlying securities, for which quoted market prices are available, taking into account any appropriate adjustments for dividend features, registration rights, market discounts or other factors as deemed appropriate by the Board of Directors. Warrants and options to acquire equity securities are valued using an option pricing model. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         ORGANIZATIONAL COSTS:

             Organizational costs are stated net of accumulated amortization of $4,500 and $2,600 at September 30, 1997 and 1996, respectively, and are being amortized using the straight-line method over five years.

         INCOME TAXES:

             The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at September 30, 1997 and 1996 for federal income tax purposes and financial reporting purposes was the same. The aggregate net unrealized (appreciation) depreciation for the nine months ended September 30, 1997 and 1996 is $21,900 and ($1,700) respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
4.  INVESTMENTS:

            Investments include the following at September 30, 1997 and 1996:


                                                               VALUE            VALUE
  PRINCIPAL              TYPE OF ISSUE AND                  SEPTEMBER 30,    SEPTEMBER 30,
   AMOUNT                  NAME OF ISSUER                       1997              1996
-------------------------------------------------------------------------------------------
                  U.S. Treasury bills (74.8%
                   and 88.7% of net assets at
                   September 30, 1997 and 1996,
                   respectively)

$ 1,976,400       U.S. Treasury bill,
                   $2,000,000 face value,
                   matures November 7, 1996                         --       $1,988,800

$ 1,975,500       U.S. Treasury bill,
                   $2,000,000 face value,
                   matures December 5, 1996                         --        1,981,000

$   476,030       U.S. Treasury bill,
                   $500,000 face value,
                   matures November 14, 1996                        --          496,700

$ 1,481,400       U.S. Treasury bill,
                   $1,500,000 face value,
                   matures November 6, 1997                $ 1,491,900               --

$   493,900       U.S. Treasury bill,
                   $500,000 face value,
                   matures November 13, 1997                   496,800               --

$ 1,481,900       U.S. Treasury bill,
                   $1,500,000 face value,
                   matures December 4, 1997                  1,486,100               --
                                                           ------------     -----------
                  Total U.S. Treasury bills                $ 3,474,800      $ 4,466,500
                                                           ============     ===========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


4.  INVESTMENTS (CONTINUED):


NUMBER OF          NUMBER OF
 SHARES             SHARES          TYPE OF ISSUE                  VALUE          VALUE
SEPTEMBER 30,    SEPTEMBER 30,       AND NAME OF               SEPTEMBER 30,   SEPTEMBER 30,
  1997              1996               ISSUER                      1997           1996
---------------------------------------------------------------------------------------------
                                    Common stocks (5.6% and
                                     0.0% of net assets at
                                     September 30, 1997 and
                                     1996, respectively:

 130,000              --            The Americas Group, Inc.
                                     (unrestricted)             $   260,000     $          --

                                    Majority owned (restricted):
      --              80             Americas Growth
                                       Partners, Inc.                    --                --
                                                                ------------    -------------
                                                                $   260,000     $          --
                                                                ============    =============



 NUMBER OF        NUMBER OF
 WARRANTS         WARRANTS                TYPE OF ISSUE                      VALUE          VALUE
SEPTEMBER 30,    SEPTEMBER 30,             AND NAME OF                   SEPTEMBER 30,   SEPTEMBER 30,
   1997             1996                     ISSUER                          1997           1996
---------------------------------------------------------------------------------------------------
                                     Common stocks warrants:
                                       (0.0% and 0.0% of net
                                       assets at September 30, 1997
                                       and 1996, respectively)

                                      Restricted:
   --                      1           Greg Manning
                                        Auctions, Inc.                      $   --         $   --

    1                     --           Globalink                            $   --         $   --
                                                                            ======         ======
                                       Golf Reservations
                                        of America, Inc.

    2                      2             Class A                            $   --         $   --
    2                      2             Class B                            $   --         $   --
                                                                            ======         ======

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



4.     INVESTMENTS (CONTINUED):


 PRINCIPAL          PRINCIPAL
   AMOUNT             AMOUNT
  OF NOTES           OF NOTES           TYPE OF ISSUE                 VALUE             VALUE
SEPTEMBER 30,      SEPTEMBER 30,          AND NAME OF             SEPTEMBER 30,      SEPTEMBER 30,
    1997                1996                ISSUER                    1997               1996
--------------------------------------------------------------------------------------------------
                                   Notes (0.0% and 0.0% of
                                     net assets at September 30,
                                     1997 and 1996, respectively)

$    --              $  50,000       Golf Reservations of
                                     America, Inc.                 $        --      $         --

$    --              $      --       Approved Financial
                                     Corporation                            --                --
                                                                   -----------       -----------
                                                                   $        --      $         --
                                                                   ===========       ===========

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

         In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 192,894 shares of Globalink common stock at a revised price of $3.24 per share through December 20, 2001. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May 1997, the Company converted and sold all of its shares of Globalink. At September 30, 1997, the Company holds a warrant which the Board of Directors has valued at $0.

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of September 30, 1997 and 1996, the outstanding balance was $50,000. The note is in default as of September 30, 1997 and the Board of Directors has valued the note at $0 as of that date. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of September 30, 1997 and 1996, the Board of Directors has valued the warrants at $0.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


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

         During 1995, the Company advanced funds to Americas Growth Partners, Inc. (AGP) aggregating $22,608 pursuant to a 10% promissory note. In addition, the Company received 80 shares of AGP common stock, representing an 80% interest, in connection with the promissory note. AGP is a publishing and consulting business which began operations in January, 1995 and currently as ceased operations. The Board of Directors deemed the note receivable to be uncollectible and the Company recognized a realized loss on the outstanding balance during 1996. The Board of Directors has valued the common stock at $0 as of September 30, 1997. AGP's operating results for 1997 and 1996 were not significant.

5.  CASH AND CASH EQUIVALENTS:

  Number of        Number of                                  Cost and          Cost and
    Shares          Shares                 Type of Issue        Value             Value
 September 30,   September 30,              and Name of      September 30,     September 30,
    1997             1996                      Issuer           1997               1996
---------------------------------------------------------------------------------------------
 907,700           465,900          Money market fund,
                                    Cortland Trust, Inc.      $ 907,700      $    465,900

     --                 --          Checking account
                                     with bank                    6,200               800
                                                              ---------      ------------

                                    Total cash and cash
                                     equivalents (19.7% and
                                     9.3% of net assets at
                                     December 30, 1997 and
                                     1996, respectively)      $ 913,900      $    466,700
                                                              =========      ============


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)





6.  FURNITURE AND EQUIPMENT:

         Furniture and equipment are comprised of the following at September 30, 1997 and 1996:

                                                  1997              1996
                                               ----------       ----------
         Furniture and fixtures                $   1,500        $    1,500
         Computer equipment                       10,900            16,400
                                               ----------       ----------
                                                  12,400            17,900
         Less accumulated depreciation            (2,300)           (2,400)
                                               ----------       ----------
                                               $  10,100        $   15,500
                                               ==========       ==========


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

         The significant components of deferred tax assets and liabilities on the balance sheet at September 30, 1997 and 1996 are:

         Deferred tax assets:

           Net operating loss                          $  87,000    $  68,600
           Unrealized depreciation of investments         14,100       18,800
                                                       ----------  ----------
                                                         101,100       87,400
           Less valuation allowance                       96,200           --
                                                       ----------  ----------
                                                           4,900       87,400
         Deferred tax liability:
           Depreciation                                    1,600        2,700
                                                       ----------  ----------
         Net deferred tax asset                        $   3,300    $  84,700
                                                       ==========  ==========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


7.  INCOME TAXES (CONTINUED):

         Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1997 and 1996 are as follows:

                                                        1997              1996
         Current:                                    -----------     ----------
          Federal                                    $        --     $       --
          State                                               --             --
                                                     -----------     ----------
                                                              --             --
                                                     -----------     ----------
         Deferred:
          Federal (benefit)                              (27,700)      (70,500)
          State (benefit)                                (10,700)      (12,500)
                                                     -----------     ----------
                                                         (38,400)      (83,000)
         Increase in valuation allowance                  38,400            --
                                                     -----------     ---------
         Provision for income taxes
          (benefit)                                  $        --     $ (83,000)
                                                     ===========     ==========

         The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (1997, 15%; 1996, 35%) as follows:

         Computed tax expense (benefit)
          at the expected statutory rate               $ (32,900)    $  (50,200)
         State tax, net of federal effect                (10,300)        (5,100)
         Valuation allowance                              41,500             --
         Other                                             1,700         27,700
                                                     -----------     ----------
                                                       $      --     $  (83,000)
                                                     ===========     ==========

         The Company generated net federal operating losses in the amount of approximately $483,900 of which approximately $40,800 has been carried back to prior years resulting in a net operating loss carryforward of approximately $443,100 which will expire in the year 2011.

8.  RELATED PARTY TRANSACTIONS:

         The Company has entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The agreement terminated in July, 1996. The Company paid $18,000 during the period ended September 30, 1996.

         The Company leased its office space pursuant to a noncancelable operating lease which expired in September, 1995. Commencing in October 1995, the Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $67,100 and $63,500 in the nine months ended September 30, 1997 and 1996, respectively.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

8.  RELATED PARTY TRANSACTIONS (CONTINUED):

         The Company entered into an employment agreement with the president of the Company. The agreement currently terminates on August 30, 2000, unless extended in accordance with its terms. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $74,800 and $71,300 pursuant to this agreement for the nine months ended September 30, 1997 and 1996, respectively.

9.  PROFIT SHARING PLAN:

         The Company has an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of September 30, 1997 and 1996, there was no accrual in connection with the Plan.

10. MERGER ACTIVITY:

         On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard Technologies B.V. (Tallard), a privately-held company. The contemplated merger with Tallard was terminated prior to September 30, 1996.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997

         As a result of operations, net assets decreased approximately $86,600 (or approximately 1.9% of net assets) during the quarter ended September 30, 1997. For the comparable period in 1996, net assets decreased approximately $51,000 during the quarter. The net decrease in net assets resulting from operations for the quarter ended September 30, 1997 primarily resulted from a net investment loss of $73,500 and an increase in unrealized depreciation of investments of $7,700.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $53,600 for the quarter ended September 30, 1997 as compared to $60,500 for the quarter ended September 30, 1996. The lower investment income resulted primarily from lower interest rates.

         Expenses aggregated approximately $127,100 during the quarter ended September 30, 1997 which included salaries, accounting fees, consulting fees, legal fees, rent and administrative expenses. Expenses for the quarter ended September 30, 1996 were approximately $123,300.

Nine Months Ended September 30, 1997

As a result of operations, net assets decreased approximately 219,500 (or approximately 4.7% of net assets) during the nine months ended September 30, 1997. For the comparable period in 1996, net assets decreased $143,500. The decrease in net assets resulting from operations for the nine months ended September 30, 1997 primarily resulted from a net investment loss of $212,700 and an increase in unrealized depreciation of investments of $21,900 and further offset by realized gains of 15,100.

The Company recognized investment income of $178,300 (which consisted primarily of interest income) for the nine months ended September 30, 1997 as compared to $187,200 for the nine months ended September 30, 1996. The lower investment income resulted primarily from lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had cash and cash equivalents of approximately $913,900 and US Treasury Bills of approximately $3,474,800. The decrease in capital resources for the nine months ended September 30, 1997 was primarily due to a net investment loss of $212,700 and unrealized depreciation of $21,900. As of September 30, 1997, the Company had liabilities of approximately $31,400.

 PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

On November 26, 1996, a purported derivative stockholders' suit alleging breach of fiduciary duty under the Investment Company Act of 1940 was filed in the Circuit Court for the Fifteenth Judicial Circuit in Palm Beach Country, Florida against the Company and its board of directors and JW Charles Securities, Inc. The suit was filed by Kevin King, Herbert Hill, a general partner of Double H Investment Co. and Bargelt Investments, Bonnie Cool Hayes and Ronald Hayes, who purportedly owned an aggregate of approximately 10% of the Company's outstanding shares of common stock. The plaintiffs sought certain equitable relief, including enjoining the directors from acting in their capacities as directors of the Company and from making any investments or expenditures, except for payment of regular expenses and salaries, and an unspecified amount of damages in connection with, among other things, the previously announced proposed merger between the Company and Advanced Electronic Support Products, Inc. ("AESP"), which proposed merger was terminated by mutual agreement of the Company and AESP on November 8, 1996. The Company had removed such suit to the United States District Court, Southern District of Florida, Miami Division. The Company and the other defendants had filed several motions to dismiss this suit.

On August 26, 1997 the Company settled the lawsuit. In the settlement documents, the plaintiffs stated that based upon information received and investigation made following the filing of their suit there was no evidence to indicate that the Board's approval of the terms of the never-consummated merger between the Company and Advanced Electronics Support Products, Inc. was not a valid exercise of their business judgment as directors. The plaintiffs further stated that based upon information received and investigation made following the filing of their suit there was no evidence to indicate that the Board did not exercise due diligence or that the Board did not possess the good faith belief that the merger would benefit the Company's stockholders.

As part of the settlement, the plaintiffs acknowledged that they will sell their 155,800 shares of the Company's common stock to persons unaffiliated with any of the defendants for $3.125 per share. JW Charles Securities, Inc. agreed to pay $25,000 to the law firm representing the plaintiffs in the litigation. All parties to the litigation agreed to exchange general releases. The settlement did not require the Company or its directors to pay any money to the plaintiffs to settle the litigation.

The settlement of the litigation was subject to federal court approval. However, the plaintiffs had agreed that they would sell their shares to the buyers whether or not the court approves the settlement. By selling their shares to the buyers, the plaintiffs acknowledged that they will no longer have standing to pursue the litigation, even if the court did not approve the settlement.

On October 9, 1997 the United States District Court for the Southern District of Florida, Miami Division (the "Court") approved the settlement of the lawsuit against the Company, its board of directors and JW Charles Securities, Inc. and dismissed the suit with prejudice. Upon the parties' receipt of a certified copy of the Court order approving the settlement and dismissing the suit with prejudice, the law firm representing the plaintiffs in the litigation was paid $25,000 by JW Charles Securities, Inc.

Item 2.    CHANGES IN SECURITIES.

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.    OTHER INFORMATION.

Not applicable.
 .

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Financial Data Schedule (for SEC purposes only)

(b)  Reports on Form 8-K

One report on Form 8-K was filed on October 7, 1997 with the Securities and Exchange Commission reporting information pursuant to Item 1 of the Form.