Form 10KSB
period 1997-12-31
AMERICAS GROWTH FUND INC
filed 1998-03-30
CIK 925677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 12(G) OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           COMMISSION FILE NO. 0-24432

                         THE AMERICAS GROWTH FUND, INC.

        MARYLAND                                         65-0504786
(State or other jurisdiction of                          (IRS Employer
incorporation of organization)                         Identification No.)

701 BRICKELL AVENUE, SUITE 2000, MIAMI, FLORIDA             33131
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

Issuer's telephone number, including area code  (305) 374-3575

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

                             Yes  X         No
                                -----         -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuers revenues for its most recent fiscal year were $232,600.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1998 (valued at the average of the closing bid of $ 2 3/4 and ask price of $ 3 1/4 on such date) was $ 3,479,000.

The number of shares of Common Stock outstanding as of March 10, 1998: 1,265,100

Traditional Small Business Disclosure Format (check one):

                             Yes     ;      No  X
                                -----         -----

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                      INDEX

                         THE AMERICAS GROWTH FUND, INC.

PART I.    GENERAL INFORMATION

Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4 .  Submission of Matters to a Vote of Security Holders

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

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      The Americas Growth Fund, Inc. (the "Company") is a non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company's investments are focused primarily in United States-based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically-linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. The Company seeks to identify such companies that it believes will benefit from economic and political developments in these regions. United States law currently prohibits investment in Cuba. Consistent with current United States law, and, as may be permitted by changes in United States law, the Company may invest in United States-based companies strategically-linked to Cuba.

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

    The Company has experienced difficulty in locating quality portfolio companies meeting the Company's investment objectives. In the opinion of the management of the Company, the lack of such investment opportunities is attributable to two primary causes. First, investments in a single private issuer limited to 15% of the Company's net assets (approximately $656,000) involves, in the opinion of the Company's management, a high degree of risk due to: (i) the fact that the relative small size of the investment may not resolve the capital needs of such portfolio company; and (ii) small emerging portfolio companies usually lack professional management, audited financial statements or adequate management information systems. The second cause relates to the worsening of the economic and political relationship between the United States and Cuba since the Company's initial public offering in August 1994. As a result, there continues to be few, if any, U.S. portfolio companies having suitable growth opportunities with respect to Cuba in which the Company may invest. The Company does not anticipate an improvement in the situation in the foreseeable future.

     Nevertheless, since the Company's proposed merger with Advanced Electronic Support Products, Inc. ("AESP") was terminated in the fall of 1996, the Company has reviewed several investment opportunities which present an acceptable degree of risk to the Company. Moreover, the Company invested in three companies since the termination of the AESP merger. See "Present Portfolio Venture Capital Investments." Although management of the Company is encouraged by the quality of the investment opportunities which have been reviewed since the termination of the AESP merger, there can be no assurance that the Company will be able to negotiate and complete transactions with potential portfolio companies which meet the Company's investment objectives.

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

PRESENT PORTFOLIO - VENTURE CAPITAL INVESTMENTS

    Set forth below is certain information concerning the Company's present principal investments in portfolio companies.. The information below has been obtained from these portfolio companies, and, with respect to Globalink,, Inc., a review of their SEC filings.. The Company's principal investment in portfolio companies constituted approximately 1% of the Companies total investments as of December 31, 1997

    Although the Company has not independently verified for purposes of this Form 10-KSB, the information obtained from the portfolio companies, to the Company's knowledge, the information provided below concerning such portfolio companies is accurate.

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

TAG was formed in January 1996 and began limited operations in March 1996. Because there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive services in the future. TAG expects competition to persist, intensify and increase in the future. Many of TAG's current and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than TAG. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses. There can be no assurance that TAG will be able to compete effectively with current or future competitors or that the competitive pressures faced by TAG will not have a material adverse effect on TAG's business, financial condition or operating results. Furthermore, although the common stock of TAG acquired by the Company is freely transferable, a public market for such securities has not developed. Consequently, the Company may not be able to readily liquidate its investment. As of December 31, 1997, the Board of Directors has deemed the common stock to have a $50,000 value.

In March 1998, the Company received an ownership interest of 4% in Latin America Telecomunications Enterprises LLC (LATE) which was formed for the purpose of holding 24.5% of the stock of Spectrum Telecommunications Corporation (Spectrum) in exchange for services TAG performed on behalf of Spectrum. Spectrum is a holding company, which currently owns several telecommunication licenses throughout Latin America. In addition, Spectrum is applying for similar licenses in numerous other Latin American countries. Spectrum's objective is to enhance the value of these licenses by, among other things, either selling the licenses, entering into joint venture arrangements, selling Spectrum or undertaking a public offering of its securities.

GLOBALINK, INC.("GLOBALINK") - In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink,, 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 192,894 shares of Globalink common stock at a revised price of $3.24 per share through December 20, 2001. Each share of preferred stock was convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May and June 1997, the Company converted and sold all of the shares of Globalink for approximately $520,000 and realized a gain of $20,000. At December 31, 1997, the Board of Directors has valued the warrants at $0.

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

JW CHARLES EXCHANGE OFFER AND POSSIBLE SHORT-FORM MERGER OR LIQUIDATION

       On August 14, 1997, JW Charles Financial Services, Inc. ("JW Charles") commenced an offer to exchange (the "Exchange Offer") shares of its common stock, par value $.001 per share ("JW Charles Shares"), for all (but not less than 51%) of the Company's common stock, par value $.01 per share ("Company Shares" or "Common Stock") on the basis of .431 JW Charles Shares for each Company Share. On September 23, 1997, JW Charles announced that the Exchange Offer was completed on September 22, 1997. According to Amendment No. 1 to
Schedule 14D-1 of JW Charles, a total of approximately 822,938 Company Shares (including approximately 16,380

Company Shares tendered subject to Notices of Guaranteed Delivery) were validly tendered and not withdrawn pursuant to the Exchange Offer and were accepted by JW Charles for exchange in accordance with terms of the Exchange Offer.

        As a result of the Exchange Offer, JW Charles has reported that it beneficially owns 1,150,000 Company Shares, representing approximately 91% of the outstanding Company Shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT". Prior to the completion of the Exchange Offer, JW Charles reported that, as of August 14, 1997, it beneficially owned 326,550 Company Shares, representing approximately 25.8.% of the outstanding Company Shares. As a result of the Exchange Offer, JW Charles is in a position to elect all of the Company's directors and to control the Company.

        JW Charles has announced its intention to cause the "short form" merger (the "Merger") of the Company with a wholly-owned subsidiary of JW Charles. Under applicable state law, a parent corporation that owns substantially all of the outstanding shares of a subsidiary corporation may effectuate a short form merger with a subsidiary without the requirement of shareholder approval of the merger by either corporation, subject to any appraisal rights afforded to the shareholders under applicable state law. On December 9, 1997, JW Charles and the Company filed an application ("Application") with the Securities and Exchange Commission ("SEC") seeking exemptive relief from certain provisions of the Investment Company Act of 1940 in order to permit to consummation of the Merger. The Application in currently pending before the SEC. On March 12, 1998, the Company (with the concurrence of JW Charles) requested the SEC to review the Application on an expedited basis in order to protect the interest of the approximately 100 Company shareholders that did not tender their Company Shares in the Exchange Offer. The Company believes that the expedited review of the Application is necessary because JW Charles has entered into an unrelated acquisition transaction with a third party. If the Application is not granted prior to the consummation of this unrelated acquisition. JW Charles is (to the best of the Company's knowledge) contemplating liquidating the Company at its net asset value rather than completing the Merger. Based upon the Company's calculations as of March 12, 199, the Company believes that the value of the liquidation proceeds compares unfavorably to the anticipated value to be received by the remaining shareholders of the Company if the Merger were consummated instead. The Company has therefore requested that the Application be approved by the SEC prior to April 24, 1998 in order to complete the Merger.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company maintains its principal executive office in Miami, Florida, for which it pays only for administrative services and no rent which is not material to the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not presently a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of its stockholders during the fourth quarter 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted on the NASDAQ Small Cap Market since August 22, 1994 under the symbol "AGRO". On February, 17, 1998, the Company informed The Nasdaq Stock Market, Inc.(NASDAQ) that the Company did not meet the listing requirements under the Nasdaq SmallCap Lisiting Agreement due to, among other things, the fact that the Company had less than 300 beneficial shareholders (Marketplace Rule 4310c(02)) and the public float is less than 500,000 shares (Marketplace Rule 4310c(07)). In addition, on February 26, 1998, NASDAQ notified the Company that it is not in compliance with the new independent audit committee requirements pursuant to Marketplace Rule 4310c(25)c which became effective on February 23, 1998. Since the Company had less than 300 beneficial shareholders and securities and the public float is less than 500,000 shares, the Company determined that forming a new independent audit committee would not in and of itself prevent delisting. As a result of these violations, the Company expects that the Common Stock will be delisted from the NASDAQ SmallCap market in 1998. The following table sets forth, for the periods indicated, the range of high and low bid quotations as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. There presently is a limited public market for the Common Stock.


                                                                  PRICE PER SHARE
                                                                HIGH            LOW
                                                                ----            ---


            The period from inception (June 3, 1994)
            through December 31, 1994:
              Third  Quarter  (commencing  August  22, 1994)   $  5          $  4 7/8
              Fourth Quarter                                   $  5             4 1/8

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

            Fiscal year ended December 31, 1996
              First Quarter                                       2 7/8         2 1/2
              Second Quarter                                      2 3/4         2 7/16
              Third Quarter                                       2 5/8         2 1/4
              Fourth Quarter                                      2 7/8         2 1/2

            Fiscal year ended December 31, 1997
              First Quarter                                       2 15/16       2 3/4
              Second Quarter                                      3 1/4         2 3/4
              Third Quarter                                       3 1/4         2 3/4
              Fourth Quarter                                      3 3/8         2 3/4

            Fiscal Year ending December 31, 1998

              First Quarter (through March 10, 1998)              2 3/4         2 3/4



    As of March 10, 1998, there were approximately 100 registered holders of the Company's Common Stock with 1,265,100 shares of Common Stock outstanding. In addition, the Company believes that there are 109 beneficial owners of Common Stock whose shares are held in "street" name as of such date. On March 10, 1998, the closing bid and ask price of the Common Stock were $2 3/4 and $3 1/4, respectively.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997") COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996")

        As a result of operations, net assets decreased approximately $492,700 (approximately 11.3% of net assets) during Fiscal 1997 compared with a decrease in net assets of approximately $314,700 during Fiscal 1996. The decrease in net assets resulting from operations for Fiscal 1997 primarily resulted from: (i) a net investment loss of $277,100, (ii) a realized loss of $34,900, and (iii) unrealized depreciation on investments of $180,700 as a result of the decline in market value of the Company's shares of TAG, the warrants from Globalink, and the realized loss on the Golf notes, which were recorded as unrealized loss in prior years. These results compare with a net decrease in net assets during Fiscal 1996 resulting from a net investment loss of $266,100 and a realized loss of $21,400 primarily resulting from the write-off of the Company's note receivable from AGP and unrealized depreciation on investments of $29,600 as a result of the decline in market value of the Company's note receivable from Golf as of December 31, 1996.

       The Company recognized investment income (which principally consisted of interest income) of approximately $232,600 for Fiscal 1997 compared with investment income of approximately $246,500 for Fiscal 1996.

       Expenses aggregated approximately $509,700 during Fiscal 1997 which included salaries, consulting fees, legal fees, accounting fees and administrative expenses. Expenses during Fiscal 1996 were $515,900. During Fiscal 1997 professional fees increased $40,900 related primarily to expenses incurred related to certain regulatory items and consulting fees decreased $47,200 related primarily to the nonrenewal of a certain consulting agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had cash and cash equivalents of $827,000 and investments in U.S. Treasury Bills of $3,494,800 for total available cash sources of approximately $4,322,000. The Company believes these cash sources are adequate to fund the uses of cash from operations and investing activities for at least the next 12 months.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following is a list of the executive officers and directors of the Company.

                                      YEAR OF
        NAME AND AGE OF DIRECTOR     ELECTION                 POSITION
        ------------------------     ---------                --------

        Leonard J. Sokolow*             1994            President and Chairman
        41                                              Board, Portfolio Manager

        Sanford B. Cohen                1994            Secretary and Director
        41

        Martin C. Engelmann             1994            Director
        56

        Neil R. Winter                  1995            Director
        44


*Indicates "interested person" of the Company within the meaning of the 1940
Act.

     LEONARD J. SOKOLOW has been Chairman of the Board, President, Chief Financial Officer and Portfolio Manager of the Company since inception. Since August 1993, Mr. Sokolow has been President and Chief Executive Officer of Genesis Partners, Inc. a privately-held corporation which provides domestic and international investment banking and financial advisory services. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC a privately-held company which provides domestic and international merchant banking and financial advisory services. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere Corporation, a public corporation engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President-Operations, Administration and Finance and General Counsel.Since March 1990, Mr. Sokolow has served as a director of Catalina Lighting, Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting. Since April of 1995 Mr. Sokolow has been a director of Ezcony Interamerica, Inc. a distributor of electronic products and CD Rom programing to Latin America. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from The University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

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

    The Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the stockholders in any year. Officers are elected to serve, subject to the discretion of the Board of Directors and any applicable employment agreement, until their successors are appointed.

    Messrs. Cohen and Engelmann serve as Class I directors, Mr. Winter serves as a Class II director and Mr. Sokolow serves as a Class III director. The terms of the, Class III, Class I and Class II directors will expire on the dates of the 1998, 1999 and 2000 annual stockholders meeting, respectively, or until the next applicable stockholders meeting.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership in the Company's Common Stock and other equity securities of the Company. Executive officers, directors and persons who owns more than 10% of a registered class of the Company's equity securities are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1997, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements, with the exception of JW Charles Clearing Corp., which filed late one report on Form 3, with respect to its initial holdings and one report on Form 4 with respect to one transaction.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the period January 1, 1995 through December 31, 1997 of the respective compensation earned by the Chief Executive Officer of the Company and the other executive officer who earned in excess of $100,000, (the "Named Executive") in all capacities in which he served.

                                           ANNUAL COMPENSATION
                                           -------------------

          NAME AND PRINCIPAL
              POSITION                       YEAR             SALARY             BONUS PLAN
          ------------------                 ----             ------             ----------
          Leonard J. Sokolow,
          Chairman of the Board
          President, Chief
          Executive
          Officer & Portfolio Manager         1995            $ 91,500             $2,700
                                              1996            $ 96,100             $    0
                                              1997            $100,900             $    0


       Mr. Sokolow is employed as the Company's Chairman of the Board, President and Portfolio Manager, pursuant to an employment agreement (the "Employment Agreement") with the Company, dated August 30, 1994. The term of the Employment Agreement was for an initial three year term, which is automatically extended one additional year on each anniversary of the Employment Agreement beginning in August 30, 1997 unless the Board of Directors provides Mr. Sokolow with one year prior notice that the term shall not be extended. The Employment Agreement currently terminates on August 30, 2000, unless extended in accordance with its terms. Under the Employment Agreement, Mr. Sokolow receives a base salary of $96,100 to be adjusted by the consumer price index on a annual basis. Mr. Sokolow received $100,900 in salary in 1997. The Employment Agreement provides for the reimbursement of health insurance premiums, automobile expenses not to exceed $500 per month and travel expenses related to the Company's business. Mr. Sokolow's employment may be terminated by the Company with or without cause. If the Employment Agreement is terminated for any reason other that cause (as defined in the Employment Agreement), Mr. Sokolow will be entitled to receive up to 10% of the income attributable to investments made by the Company during his employment with the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 10, 1998, the beneficial ownership of the Common Stock of the Company of (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock of the Company,
(ii) each director (including the Named Executive) of the Company, and (iii) all directors and executive officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

                                       NUMBER OF SHARES
               NAME AND ADDRESS          BENEFICIALLY     PERCENTAGE
            OF BENEFICIAL OWNER (1)        OWNED (2)       OF CLASS
            -----------------------    ---------------    ----------
         Leonard J. Sokolow                       0            *
         Neil R. Winter                           0            *
         Sanford B. Cohen                         0            *
         Martin C. Engelmann                      0            *
         JW Charles Clearing Corp.(3)     1,150,000           91%
         All directors and executive
         officers as a group
         (4 persons)                              0            *

* Less than 1%

(1)The business address for purposes hereof of all of the Company's directors and executive officers is in care of the Company.

(2)Unless otherwise noted, the Company believes that all persons in the table have sole voting and disposition power with respect to all shares of Common Stock beneficially owned by them.

(3)The address of such person is 980 N. Federal Highway, Suite 310, Boca Raton, Florida 33432.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In September 1995 the Company entered into a month to month consulting agreement with the Washington Economics Group, Inc. ("WEG"), of which Hon. J. Antonio Villamil, a former director of the Company, is President and Chief Executive Officer. Pursuant to the consulting agreement, WEG received a monthly retainer of $3,000 in exchange for providing up to 20 hours of consulting services per month. This agreement was terminated as of December 31, 1996. In its capacity as a consultant, WEG consulted with the Portfolio Manager in analyzing investments, assisted management in investor relations and, as requested, prepared formal presentations to the Board of Directors on market developments and economic conditions in Latin America and the Caribbean. See "Executive Compensation".

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

    (b) Reports on Form 8-K:

     On October 7, 1997, the Company filed a Current Report on Form 8-K, dated September 23, 1997, regarding a change in control of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Americas Growth Fund, Inc.

Dated:  March  25, 1998                     By: /s/ Leonard J. Sokolow
                                                ------------------------------
                                                Leonard J. Sokolow, President

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                   SIGNATURE                TITLE                  DATE
                   ---------                -----                  ----

          /s/ Leonard J. Sokolow     Chairman of the Board
          -------------------------  and President            March 25, 1998
          Leonard J. Sokolow         (Principal Executive
                                     Officer and Principal
                                     Accounting Officer)


          /s/ Sanford B. Cohen       Secretary and            March 25, 1998
          -------------------------  Director
          Sanford B. Cohen



          /s/ Martin C. Engelmann    Director                 March 25, 1998
          -------------------------
          Martin C. Engelmann

          /s/ Neil R. Winter         Director                 March 25, 1998
          -------------------------
          Neil R. Winter

                                   FORM 10-KSB
                         THE AMERICAS GROWTH FUND, INC.
                          LIST OF FINANCIAL STATEMENTS



The following financial statements of The Americas Growth Fund, Inc. are included in Item 7:

Report of Independent Certified Public Accountants

Balance Sheets - December 31, 1997 and 1996.

Statements of Operations - Years ended December 31, 1997 and 1996

Statements of Changes in Net Assets - Years ended December 31, 1997 and 1996

Statements of Cash Flows - Years ended December 1997 and 1996

Notes to Financial Statements

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
The Americas Growth Fund, Inc.

We have audited the accompanying balance sheets of The Americas Growth Fund, Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included observation of securities held by the Company or confirmation of other securities owned by correspondence with the custodian and broker as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Americas Growth Fund, Inc. at December 31, 1997 and 1996, the results of its operations, the changes in its net assets and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young, LLP
Jacksonville, Florida
March 4, 1998

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                     1997              1996
                                                                  -----------       -----------
Assets:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                            $ 3,494,800       $ 3,973,100
    Investment in preferred stock                                      50,000           480,000
    Investment in warrant                                                  --            20,000
                                                                  -----------       -----------

      Total investments (amortized cost of $3,775,500               3,544,800         4,473,100
       and $4,525,300 for 1997 and 1996, respectively)

  Cash and cash equivalents                                           827,400           415,900
  Prepaid expenses                                                      1,800             1,200
  Income tax refund receivable                                             --            21,000
  Deferred tax asset                                                    1,500             6,000
  Furniture and equipment, net                                          9,700            16,600
  Organizational costs, net                                             2,700             4,200
  Deposits                                                              1,100             1,100
                                                                  -----------       -----------

                                                                    4,389,000         4,939,100
                                                                  -----------       -----------

Liabilities:
  Accounts payable                                                      7,300            67,500
  Accrued directors fees                                                7,600             3,600
  Deferred tax liability                                                1,500             2,700
                                                                  -----------       -----------

                                                                       16,400            73,800
                                                                  -----------       -----------

                                                                  $ 4,372,600       $ 4,865,300
                                                                  ===========       ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                            $        --       $        --
  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding                 12,700            12,700

  Capital in excess of par                                          5,141,300         5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating (losses) income                            (543,500)         (266,400)
    Realized gains (losses) on investments                            (11,600)           23,300
    Unrealized depreciation of investments                           (226,300)          (45,600)
                                                                  -----------       -----------
                                                                     (781,400)         (288,700)
                                                                  -----------       -----------
Net assets applicable to outstanding common shares
 (equivalent to $3.46 and $3.85 per share for 1997
 and 1996, respectively, based on outstanding
 common shares of 1,265,100)                                      $ 4,372,600       $ 4,865,300
                                                                  ===========       ===========




                     See notes to the financial statements.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                          1997               1996
                                                      -----------       -----------
Revenues:
  Interest                                            $   205,400       $   222,500
  Dividends                                                17,200            24,000
  Other                                                    10,000                --
                                                      -----------       -----------

                                                          232,600           246,500
                                                      -----------       -----------

Expenses:
  Consulting fees to affiliate                                 --            30,000
  Consulting fees                                           5,700            22,900
  Salaries                                                100,900            96,100
  Professional fees                                       295,800           254,900
  Board of Directors fees                                  14,000            14,000
  Other                                                    93,300            98,000
                                                      -----------       -----------

                                                          509,700           515,900
                                                      -----------       -----------

Investment loss before income tax (benefit)              (277,100)         (269,400)

Less income tax (benefit)                                      --            (3,300)
                                                      -----------       -----------

Net investment loss                                      (277,100)         (266,100)
                                                      -----------       -----------

Realized (loss) on investments                            (34,900)          (23,300)

Less income tax (benefit) applicable to
 realized (loss) on investments                                --            (1,900)
                                                      -----------       -----------

                                                          (34,900)          (21,400)
                                                      -----------       -----------

Unrealized depreciation of investments                   (180,700)          (29,600)

Less income tax (benefit) applicable
 to unrealized depreciation of investments                     --            (2,400)
                                                      -----------       -----------

                                                         (180,700)          (27,200)
                                                      -----------       -----------

Net (decrease) in net assets
 resulting from operations                            $  (492,700)      $  (314,700)
                                                      ===========       ===========

Per-share amounts:
  Net investment loss                                 $     (0.22)      $     (0.21)
  Net realized losses on investments                        (0.03)            (0.02)
  Net unrealized losses on investments                      (0.14)            (0.02)
                                                      -----------       -----------
                                                      $     (0.39)      $     (0.25)
                                                      ===========       ===========

Weighted average number of shares used
  in per-share computations                             1,265,100         1,265,100
                                                      ===========       ===========


                      See notes to the financial statements

                         THE AMERICAS GROWTH FUND, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1997              1996
                                                     -----------       -----------
Net investment loss                                  $  (277,100)      $  (266,100)

Net realized (losses) on investments                     (34,900)          (21,400)

Net increase in unrealized (depreciation)
 of investments                                         (180,700)          (27,200)
                                                     -----------       -----------

Net (decrease) in net assets resulting
 from operations                                        (492,700)         (314,700)

Net assets at beginning of period                      4,865,300         5,180,000
                                                     -----------       -----------

Net assets at end of period
 (includes accumulated net investment
 loss of ($543,500) and ($266,400) at
 December 31, 1997 and 1996, respectively)           $ 4,372,600       $ 4,865,300
                                                     ===========       ===========







                     See notes to the financial statements.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997               1996
                                                             ------------       ------------
Cash flows from operating activities:
  Sources of cash:
    Interest                                                 $     29,000       $     31,600
    Income tax refund                                              20,000                 --
                                                             ------------       ------------

                                                                   49,000             31,600
                                                             ------------       ------------
  Uses of cash:
    Payroll                                                       100,900             96,100
    Consulting fees to affiliates                                      --             30,000
    Consulting fees                                                 5,700             22,900
    Operating expenses                                            452,600            307,700
    Income taxes                                                       --             23,700
                                                             ------------       ------------

                                                                  559,200            480,400
                                                             ------------       ------------

      Cash (used-in) operating activities                        (510,200)          (448,800)
                                                             ------------       ------------


Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills                  17,000,000         12,498,900
    Proceeds from sale of common stock                            515,400                 --
    Proceeds from notes receivable                                     --            100,000
                                                             ------------       ------------

                                                               17,515,400         12,598,900
                                                             ------------       ------------

  Uses of cash:
    Purchase of furniture and equipment                                --              1,500
    Purchase of U.S. Treasury Bills                            16,343,700         11,834,500
    Purchase of preferred stock                                        --            480,000
    Purchase of warrant                                                --             20,000
    Purchase of common stock                                      250,000                 --
                                                             ------------       ------------

                                                               16,593,700         12,336,000
                                                             ------------       ------------

      Cash provided by investing activities                       921,700            262,900
                                                             ------------       ------------

Increase (decrease) in cash and cash equivalents                  411,500           (185,900)

Cash and cash equivalents at beginning of period                  415,900            601,800
                                                             ------------       ------------

Cash and cash equivalents at end of period                   $    827,400       $    415,900
                                                             ============       ============





                     See notes to the financial statements.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                    1997            1996
                                                                  ---------       ---------
Reconciliation of net (decrease) in net
 assets resulting from operations to cash used-in
 operating activities:

Net (decrease) in net assets resulting
 from operations                                                  $(492,700)      $(314,700)
                                                                  ---------       ---------

Adjustments to reconcile net (decrease) increase in net assets resulting from operations to cash (used-in) operating activities:

  Accretion of discount on U.S. Treasury Bills                     (176,400)       (215,700)

  Realized loss on investments                                       34,900          23,300

  Amortization and depreciation                                       3,000           3,100

  Unrealized depreciation (appreciation) of investments             180,700          29,600

  Deferred income tax (benefits)                                      3,300          (2,100)

  Stock dividends and stock compensation                            (27,200)             --

  Changes in assets and liabilities:
    Income tax refund                                                21,000         (21,000)
    Prepaid expenses                                                     --           6,800
    Interest receivable                                                  --             800
    Accounts payable                                                (60,200)         52,500
    Accrued payroll taxes                                              (600)             --
    Accrued profit sharing liability                                     --          (2,700)
    Accrued directors fees                                            4,000          (1,000)
    Income taxes payable                                                 --          (7,700)
                                                                  ---------       ---------
      Total adjustments                                             (17,500)       (134,100)
                                                                  ---------       ---------
Cash (used-in) operating activities                               $(510,200)      $(448,800)
                                                                  =========       =========
Schedule of non-cash investing activities:
  Value of Common Stock received
   in exchange for consulting services provided                   $  10,000
                                                                  ---------
  Value of common stock dividend received                         $  17,000
                                                                  =========



                      See notes to the financial statements

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         FURNITURE AND EQUIPMENT:

             Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

         ORGANIZATIONAL COSTS:

             Organizational costs are stated net of accumulated amortization of $4,800 and $3,300 at December 31, 1997 and 1996, respectively, and are being amortized using the straight-line method over five years.

         INCOME TAXES:

             The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at December 31, 1997 and 1996 for federal income tax purposes and financial reporting purposes was the same. The aggregate net unrealized (depreciation) for the years ended December 31, 1997 and 1996 is ($180,700) and ($27,200)
             respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



4. INVESTMENTS: Investments include the following at December 31, 1997 and 1996:

                                                     VALUE           VALUE
  PRINCIPAL    TYPE OF ISSUE AND                  DECEMBER 31,     DECEMBER 31,
   AMOUNT        NAME OF ISSUER                       1997            1996
--------------------------------------------------------------------------------
                  U.S. Treasury bills (79.9%
                   and 81.7% of net assets at
                   December 31, 1997 and 1996,
                   respectively)

$ 1,976,055       U.S. Treasury bill,
                   $2,000,000 face value,
                   matures February 6, 1997                 --    $1,989,700

$   494,065       U.S. Treasury bill,
                   $500,000 face value,
                   matures February 13, 1997                --       496,900

$ 1,482,807       U.S. Treasury bill,
                   $1,500,000 face value,
                   matures March 6, 1997                    --     1,486,500

$ 2,986,500       U.S. Treasury bill,
                   $3,000,000 face value,
                   matures January 8, 1998         $ 2,996,300            --

$   497,025       U.S. Treasury bill,
                   $500,000 face value,
                   matures January 22, 1998            498,500            --
                                                   -----------   -----------

                  Total U.S. Treasury bills        $ 3,494,800   $ 3,973,100
                                                   ===========   ===========


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



4.  INVESTMENTS (CONTINUED):

NUMBER OF      NUMBER OF
 SHARES         SHARES            TYPE OF ISSUE                    VALUE           VALUE
DECEMBER 31,  DECEMBER 31,          AND NAME OF                  DECEMBER 31,   DECEMBER 31,
  1997           1996                 ISSUER                        1997            1996
-------------------------------------------------------------------------------------------
                          Common stocks (1.1% and 0.0%
                             of net assets at
                             December 31, 1997 and
                             1996, respectively:

 130,000          --      The Americas Group, Inc.
                             (unrestricted)                       $   50,000    $       --

                          Majority owned (restricted):
      --          80         Americas Growth
                             Partners, Inc.                               --            --
                                                                  ----------    ----------
                                                                  $   50,000    $       --
                                                                  ==========    ==========

                          8% Convertible, redeemable
                             preferred stocks (0.0% and
                             9.9% of net assets at
                             December 31, 1997 and
                             1996, respectively)
                             (restricted):

      --      14,953      Globalink, Inc.                         $       --    $  480,000
                                                                  ==========    ==========


NUMBER OF     NUMBER OF
WARRANTS       WARRANTS                TYPE OF ISSUE                 VALUE                 VALUE
DECEMBER 31,  DECEMBER 31,              AND NAME OF               DECEMBER 31,          DECEMBER 31,
  1997           1996                     ISSUER                     1997                   1996
----------------------------------------------------------------------------------------------------
                                Common stocks warrants:
                                  (0.0% and 0.4% of net
                                  assets at September 30, 1997
                                  and 1996, respectively)

                                Restricted:
       1         1                Globalink, Inc                      $    -              $   20,000
                                                                      ======              ==========
                                  Golf Reservations
                                    of America, Inc.

      --         2                  Class A                           $    -              $       --
      --         2                  Class B                           $    -              $       --
                                                                      ======              ==========


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



4.  INVESTMENTS (CONTINUED):



 PRINCIPAL        PRINCIPAL
   AMOUNT           AMOUNT
  OF NOTES         OF NOTES             TYPE OF ISSUE                  VALUE         VALUE
DECEMBER 31,     DECEMBER 31,            AND NAME OF               DECEMBER 31,    DECEMBER 31,
    1997             1996                  ISSUER                      1997           1996
------------------------------------------------------------------------------------------------
                                    Notes (0.0% and 0.0% of
                                     net assets at September 30,
                                     1997 and 1996, respectively)

$   --         $  50,000            Golf Reservations of
                                      America, Inc.                    $     --      $     --

                                                                       ---------     --------
                                                                       $      --     $     --
                                                                       =========     ========

         In January, 1997, the Company invested $250,000 in The Americas Group, Inc. (TAG), an unaffiliated company, pursuant to a private placement under Rule 504 of Regulation D of the Securities Act of 1933. The Company received 125,000 shares of TAG common stock. In addition, the Company also received 5,000 shares of common stock in consideration of the Company's chairman serving on TAG's board of advisors. As of December 31, 1997, the Board of Directors has valued the common stock at $50,000.

         In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 192,894 shares of Globalink common stock at a revised price of $3.24 per share through December 20, 2001. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May 1997, the Company converted and sold all of its shares of Globalink. At December 31, 1997, the Board of Directors has valued the warrants at $0.

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of December 31, 1997, the were deemed worthless by the Board. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of December 31, 1997, the Board of Directors has also deemed the warrants as worthless.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

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

         During 1995, the Company advanced funds to Americas Growth Partners, Inc. (AGP) aggregating $22,608 pursuant to a 10% promissory note. In addition, the Company received 80 shares of AGP common stock, representing an 80% interest, in connection with the promissory note. AGP is a publishing and consulting business which began operations in January, 1995 and currently has ceased operations. The Board of Directors deemed the note receivable to be uncollectible and the Company recognized a realized loss on the outstanding balance during 1996

5.  CASH AND CASH EQUIVALENTS:

  Number of     Number of                             Cost and         Cost and
   Shares         Shares      Type of Issue             Value            Value
 December 31,  December 31,    and Name of           December 31,    December 31,
    1997          1996           Issuer                 1997             1996
------------------------------------------------------------------------------------------
   817,200       415,000      Money market fund,
                              Cortland Trust, Inc.   $ 817,200      $  415,000

        --            --      Checking account
                               with bank                10,200             900
                                                     ---------      ----------
                              Total cash and cash
                                equivalents (18.9%
                                and 8.5% of net
                                assets at December
                                31, 1997 and 1996,
                                respectively)        $ 827,400     $   415,900
                                                     =========     ===========



                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



6.  FURNITURE AND EQUIPMENT:

     Furniture and equipment are comprised of the following at December 31, 1997 and 1996:

                                                    1997           1996
                                                  --------       --------
         Furniture and fixtures                   $  1,500       $  1,500
         Computer equipment                         10,900         17,900
                                                  --------       --------
                                                    12,400         19,400

         Less accumulated depreciation              (2,700)        (2,800)
                                                  --------       --------
                                                  $  9,700       $ 16,600
                                                  ========       ========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

7.  INCOME TAXES:

         Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1997 and 1996 are as follows:

                                                      1997           1996
                                                   --------       --------
         Current:
          Federal                                  $     --       $     --
          State                                          --             --
                                                   --------       --------
                                                         --             --
                                                   --------       --------
         Deferred:
          Federal (benefit)                         (66,600)       (46,500)
          State (benefit)                           (27,100)       (15,800)
                                                   --------       --------
                                                    (93,700)       (62,300)
         Increase in valuation allowance             93,700         54,700
                                                   --------       --------
         Provision for income taxes
          (benefit)                                $     --       $ (7,600)
                                                   ========       ========

         The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (15%) as follows:

         Computed tax expense (benefit)
          at the expected statutory rate            $(73,900)      $(48,300)
         State tax, net of federal effect            (23,000)       (16,200)
         Valuation allowance                          93,700         54,700
         Other                                         3,200          2,200
                                                    --------       --------
                                                    $     --       $ (7,600)
                                                    ========       ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liability is the result of unrealized appreciation on investments and the use of accelerated depreciation methods for income tax purposes.

         The significant components of deferred tax assets and liabilities on the balance sheet at December 31, 1997 and 1996 are:

         Deferred tax assets:
           Net operating loss                               $104,600      $ 51,400
           Unrealized depreciation of investments             45,300         9,300
                                                            --------      --------
                                                             149,900        60,700
           Less valuation allowance                          148,400        54,700
                                                            --------      --------
                                                               1,500         6,000
         Deferred tax liability:
           Depreciation                                        1,500         2,700
                                                            --------      --------
         Net deferred tax asset                             $     --      $  3,300
                                                            ========      ========


         SFAS 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $148,400 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $93,700. At December 31,1997, the Company has available net operating loss carryfowards of $532,400 which expire in the years 2010 through 2012.

8.  RELATED PARTY TRANSACTIONS:

         The Company had entered into one year renewable consulting agreements with an entity of which a director of the Company was Chairman and President. The Company paid $30,000 related to this agreement during the year ended December 31, 1996 at which time the agreement was terminated.

         The Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $112,900 and $102,100 in the years ended December 31, 1997 and 1996, respectively.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

8.  RELATED PARTY TRANSACTIONS (CONTINUED):

         The Company entered into an employment agreement with the president of the Company. The agreement currently terminates on August 30, 2000, unless extended in accordance with its terms. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $100,900 and $96,100 pursuant to this agreement for the years ended December 31, 1997 and 1996, respectively.

9.  PROFIT SHARING PLAN:

         The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. For the year ended December 31, 1997 and 1996, there was no accrual in connection with the Plan.

10. MERGER ACTIVITY:

         On November 21, 1995, the Company entered into a non-binding letter of intent with Tallard Technologies B.V. (Tallard), a privately-held company. The contemplated merger with Tallard was terminated prior to September 30, 1996.

         On June 15, 1996, the Company entered into an Agreement and Plan of Merger with Advanced Electronic Support Products, Inc. (AESP), a privately held company engaged in the manufacturing and international distribution of computer connectivity and networking products. Prior to December 31, 1996, the contemplated merger with Advanced Electronics Support Products, Inc. was terminated. The Company incurred approximately $136,700 of legal costs associated with the merger. These costs have been charged to current operations for the year ended December 31, 1996.

         On September 23, 1997, the shareholders of the Company consummated an exchange of the Company's shares of common stock for shares of JW Charles Financial Services, Inc. (JW Charles) (the Exchange Offer). As a result of the Exchange Offer JW Charles beneficially owns 1,149,488 Company shares representing approximately 90.9% of the outstanding Company shares at December 31, 1997.

         As a result of the Exchange Offer, JW Charles is in a position to elect all of the Company's directors and to control the Company. JW Charles notified the Board of Directors that it has filed a short-form merger under applicable State laws (the Proposed Merger) with the SEC under the Investment Company Act of 1940 (the 1940 Act). The Proposed Merger would exchange all the remaining Company's minority shareholders interest for shares of JW Charles. At December 31, 1997, the Proposed Merger had not been approved by the SEC and there is no guarantee that the Proposed Merger will be finalized prior to December 31, 1998.

11.   YEAR 2000 ISSUES - UNAUDITED

         Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment of its software and has determined that its computer systems will function properly with respect to dates in the year 2000 and thereafter and, accordingly, the Year 2000 issue will not pose significant operational problems for its computer systems.