Form 10QSB
period 1998-03-31
AMERICAS GROWTH FUND INC
filed 1998-05-15
CIK 925677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                         Commission File Number 0-24432

                             THE AMERICAS GROWTH FUND, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

        Maryland                                        65-0604786
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R. S. Employer Identification No.)
 incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                 -----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: 1,265,100

Transitional Small Business Disclosure Format (Check one): Yes       No   X
                                                               -----    -----

                                      INDEX

                         THE AMERICAS GROWTH FUND, INC.

PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS.

Balance Sheets as of March 31, 1998 and 1997.   (Unaudited)

Statements of Operations for the three months ended March 31, 1998 and 1997. (Unaudited)

Statements of Changes in Net Assets for the three months ended March 31, 1998 and 1997. (Unaudited)

Statements of Cash Flows for the three months ended March 31, 1998 and 1997. (Unaudited)

Notes to Financial Statements.   (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.


Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Item 2.  CHANGES IN SECURITIES.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 5.  OTHER INFORMATION.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Part I, Item 1 - Financial Statements

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                            1998           1997
                                                         -----------    -----------
ASSETS:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                   $ 3,492,500    $ 3,968,900
    Investment in preferred stock                                 --        467,300
    Investment in common stock                                50,000        260,000
    Investment in warrant                                         --          1,100
                                                         -----------    -----------

      Total investments (amortized cost of $3,774,800
       and $4,785,100 for 1998 and 1997, respectively)     3,542,500      4,697,300

  Cash and cash equivalents                                  824,300         20,600
  Dividends receivable                                            --         11,200
  Prepaid expenses                                             1,700          1,000
  Income tax refund                                               --         21,000
  Deferred tax asset                                           1,500          6,000
  Furniture and equipment, net                                 9,500         16,100
  Organizational costs, net                                    2,300          3,800
  Deposits                                                     1,100          1,100
                                                         -----------    -----------

                                                           4,382,900      4,778,100
                                                         -----------    -----------

LIABILITIES:

  Accounts payable                                            13,700         41,800
  Accrued directors fees                                       2,900          2,600
  Deferred tax liability                                       1,500          2,700
                                                         -----------    -----------

                                                              18,100         47,100
                                                         -----------    -----------

                                                         $ 4,364,800    $ 4,731,000
                                                         ===========    ===========
NET ASSETS:

  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                   $        --    $        --

  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding        12,700         12,700

  Capital in excess of par                                 5,141,300      5,141,300

  Undistributed operating income (loss)
   and investment gains (losses):
    Accumulated operating (losses) income                   (549,600)      (365,200)
    Realized gains (losses) on investments                   (11,600)        25,500
    Unrealized depreciation of investments                  (228,000)       (83,300)
                                                         -----------    -----------

                                                            (789,200)      (423,000)
                                                         -----------    -----------
Net assets applicable to outstanding common
 shares (equivalent to $3.45 and $3.74
 per share for 1998 and 1997, respectively,
 based on outstanding common shares of 1,265,100)        $ 4,364,800    $ 4,731,000
                                                         ===========    ===========






                          READ THE ACCOMPANYING NOTES.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                       1998             1997
                                                    -----------     -----------

REVENUES:
  Interest                                          $    52,000     $    49,500
  Dividends                                                  --          11,200
  Other                                                      --          10,000
                                                    -----------     -----------
                                                         52,000          70,700
                                                    -----------     -----------

EXPENSES:
  Salaries                                               26,000          24,800
  Professional fees                                      14,300         122,700
  Board of Directors fees                                 3,500           3,500
  Other                                                  14,300          18,500
                                                    -----------     -----------

                                                         58,100         169,500
                                                    -----------     -----------

Investment loss before income tax (benefit)              (6,100)        (98,800)

Less income tax (benefit)                                    --              --
                                                    -----------     -----------

Net investment loss                                      (6,100)        (98,800)
                                                    -----------     -----------

Realized gain on investments                                 --           2,200

Less income tax (benefit) applicable to
 realized (loss) on investments                              --              --
                                                    -----------     -----------

                                                             --           2,200
                                                    -----------     -----------

Unrealized depreciation of investments                   (1,700)        (37,700)

Less income tax (benefit) applicable
 to unrealized depreciation of investments                   --              --
                                                    -----------     -----------
                                                         (1,700)        (37,700)
                                                    -----------     -----------

Net (decrease) in net assets
 resulting from operations                          $    (7,800)    $  (134,300)
                                                    ===========     ===========

PER-SHARE AMOUNTS:
  Net investment loss                               $     (0.01)    $     (0.08)
  Net realized losses on investments                         --              --
  Net unrealized losses on investments                       --           (0.03)
                                                    -----------     -----------

                                                    $     (0.01)    $     (0.11)
                                                    ===========     ===========

Weighted average number of shares used
  in per-share computations                           1,265,100       1,265,100
                                                    ===========     ===========




                          READ THE ACCOMPANYING NOTES.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CHANGES IN NET ASSETS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                      1998               1997
                                                   -----------      -----------


Net investment loss                                $    (6,100)       $ (98,00)

Net realized gain on investments                            --           2,200

Net increase in unrealized (depreciation)
 of investments                                         (1,700)        (37,700)
                                                   -----------     -----------

Net (decrease) in net assets resulting
 from operations                                        (7,800)       (134,300)

Net assets at beginning of period                    4,372,600       4,865,300
                                                   -----------     -----------



Net assets at end of period
 (includes undistributed net investment
 loss of ($549,600) and ($365,200) at
 March 31, 1998 and 1997, respectively)            $ 4,364,800     $ 4,731,000
                                                   ===========     ===========










                          READ THE ACCOMPANYING NOTES.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                            1998          1997
                                                        -----------    -----------
Cash flows from operating activities:
  Sources of cash:
    Interest                                            $     9,000    $     2,100
                                                        -----------    -----------

  Uses of cash:
    Payroll                                                  26,000         24,600
    Operating expenses                                       29,700        170,500
                                                        -----------    -----------

                                                             55,700        195,100
                                                        -----------    -----------

      Cash (used-in) operating activities                   (46,700)      (193,000)
                                                        -----------    -----------


Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills             3,500,000      4,000,000
                                                        -----------    -----------

  Uses of cash:
    Purchase of U.S. Treasury Bills                       3,456,400      3,952,300
    Purchase of common stock                                     --        250,000
                                                        -----------    -----------

                                                          3,456,400      4,202,300
                                                        -----------    -----------

      Cash provided by (used-in) investing activities        43,600       (202,300)
                                                        -----------    -----------

Decrease in cash and cash equivalents                        (3,100)      (395,300)

Cash and cash equivalents at beginning of period            827,400        415,900
                                                        -----------    -----------

Cash and cash equivalents at end of period              $   824,300    $    20,600
                                                        ===========    ===========













                          READ THE ACCOMPANYING NOTES.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                          1998          1997
                                                        ----------   ----------

Reconciliation of net (decrease) in net
 assets resulting from operations to cash used-in operating activities:

Net (decrease) in net assets resulting
 from operations                                         $  (7,800)   $(134,300)
                                                        ----------   ----------

Adjustments to reconcile net (decrease)
 increase in net assets resulting from
 operations to cash (used-in) operating
 activities:

 Accretion of discount on U.S. Treasury Bills              (43,000)     (47,400)

 Realized (gain) on investments                                 --       (2,200)

 Amortization and depreciation                                 600          900

 Unrealized depreciation of investments                      1,700       37,700

 Changes in assets and liabilities:
    Investments                                                 --      (10,000)
    Dividend receivable                                         --      (11,200)
    Prepaid expenses                                           100          200
    Accounts payable                                         6,400      (25,700)
    Accrued directors fees                                  (4,700)      (1,000)
                                                        ----------   ----------

      Total adjustments                                    (38,900)     (58,700)
                                                        ----------   ----------

Cash (used-in) operating activities                      $ (46,700)   $(193,000)
                                                        ==========   ==========

Schedule of non-cash investing activities:
  Acquisition of common stock                                         $  10,000
  less amount received in exchange for consulting                       (10,000)
                                                                     ----------

                                                                      $      --
                                                                     ==========







Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

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

        ORGANIZATIONAL COSTS:

           Organizational costs are stated net of accumulated amortization of $5,200 and $3,700 at March 31, 1998 and 1997, respectively, and are being amortized using the straight-line method over five years.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        INCOME TAXES:

           The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at March 31, 1998 and 1997 for federal income tax purposes and financial reporting purposes was the same. The aggregate net unrealized (depreciation) for the three months ended March 31, 1998 and 1997 is ($1,700) and ($37,700) respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

4. INVESTMENTS:

        Investments include the following at March 31, 1998 and 1997:

                                                        VALUE           VALUE
          PRINCIPAL           TYPE OF ISSUE AND        MARCH 31,      MARCH 31,
           AMOUNTS              NAME OF ISSUER           1998           1997
       -------------------------------------------------------------------------
                            U.S. Treasury bills (80.0%
                            and 83.9% of net assets at
                            March 31, 1998 and 1997,
                            respectively):

       $  1,976,325         U.S. Treasury bill,
                            $2,000,000 face value,
                            matures May 8, 1997         $       --     $ 1,987,700

       $    494,102         U.S. Treasury bill,
                            $500,000 face value,
                            matures May 15, 1997                --         496,400

       $  1,481,892         U.S. Treasury bill,
                            $1,500,000 face value,
                            matures June 5, 1997                --       1,484,800

       $  2,962,295         U.S. Treasury bill,
                            $3,000,000 face value,
                            matures April 9, 1998        2,994,500              --

       $    494,025         U.S. Treasury bill,
                            $500,000 face value,
                            matures April 23, 1998      $  498,000              --
                                                        ----------     -----------
                            Total U.S. Treasury bills   $3,492,500     $ 3,968,900
                                                        ==========     ===========




                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)




4. INVESTMENTS (CONTINUED):

   NUMBER OF   NUMBER OF
    SHARES      SHARES          TYPE OF ISSUE          VALUE        VALUE
   MARCH 31,   MARCH 31,         AND NAME OF         MARCH 31,    MARCH 31,
    1998        1997               ISSUER              1998         1997
   -----------------------------------------------------------------------------
                            Common stocks (1.1% and
                            5.5% of net assets at
                            March 31, 1998 and
                            1997, respectively):

                            The Americas Group, Inc.
   130,000     130,000      (unrestricted)            $   50,000   $  260,000
                                                      ==========   ==========

                            8% convertible, redeemable
                            preferred stock (0.0% and
                            9.9% of net assets at
                            March 31, 1998 and 1997,
                            respectively) (restricted):

                14,953      Globalink, Inc.           $       --   $  467,300
                                                      ==========   ==========


   NUMBER OF   NUMBER OF
   WARRANTS    WARRANTS         TYPE OF ISSUE          VALUE        VALUE
   MARCH 31,   MARCH 31,         AND NAME OF         MARCH 31,    MARCH 31,
    1998        1997               ISSUER              1998         1997
   -----------------------------------------------------------------------------
                            Common stocks warrants:
                            (0.0% and 0.0% of net
                            assets at March 31, 1998
                            and 1997, respectively):

                            Restricted:
     1           1           Globalink, Inc.          $     --      $    1,100
                                                      ========      ==========

                            Golf Reservations of
                            America, Inc.

    --           2          Class A                   $     --      $       --
    --           2          Class B                   $     --      $       --
                                                      ========      ==========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)





4. INVESTMENTS (CONTINUED):

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

         In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 192,894 shares of Globalink common stock at a revised price of $3.24 per share through December 20, 2001. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May 1997, the Company converted and sold all of its shares of Globalink. At March 31, 1998, the Company holds a warrant for which the Board of Directors has valued at $0.

         The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of March 31, 1998, they were deemed worthless by the Board. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of March 31, 1998, the Board of Directors has also deemed the warrants as worthless.

5. CASH AND CASH EQUIVALENTS:

   NUMBER OF   NUMBER OF                             COST AND     COST AND
    SHARES      SHARES          TYPE OF ISSUE          VALUE        VALUE
   MARCH 31,   MARCH 31,         AND NAME OF         MARCH 31,    MARCH 31,
    1998        1997               ISSUER              1998         1997
   -----------------------------------------------------------------------------

   813,600    19,600         Money market fund,
                             Cortland Trust, Inc.   $  813,600     $  19,600

        --        --         Checking account
                             with bank                  10,700         1,000
                                                    ----------     ---------

                             Total cash and cash
                             equivalents (18.9% and
                             0.04% of net assets
                             at March 31, 1998 and
                             1997, respectively)    $  824,300     $  20,600
                                                    ==========     =========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


6. FURNITURE AND EQUIPMENT:

     Furniture and equipment are comprised of the following at March 31, 1998 and 1997:

                                                           1998           1997
                                                      ------------  ----------

          Furniture and fixtures                      $      1,500  $    1,500
          Computer equipment                                10,900      17,900
                                                      ------------  ----------

                                                            12,400      19,400
          Less accumulated depreciation                     (2,900)     (3,300)
                                                      ------------  ----------

                                                      $      9,500  $   16,100
                                                      ============  ==========


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

         The significant components of deferred tax assets and liabilities on the balance sheet at March 31, 1998 and 1997 are:

         Deferred tax assets:
           Net operating loss                         $     79,900  $   75,900
           Unrealized depreciation of investments           70,400      17,300
                                                      ------------  ----------


                                                           150,300      93,200
           Less valuation allowance                        148,800      87,200
                                                      ------------  ----------

                                                             1,500       6,000

         Deferred tax liability:
           Depreciation                                      1,500       2,700
                                                      ------------  ----------

         Net deferred tax asset                       $         --  $    3,300
                                                      ============  ==========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


7. INCOME TAXES (CONTINUED):

   Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1998 and 1997 are as follows:


                                                           1998       1997
                                                        ---------   ---------
   Current:
     Federal                                            $      --   $      --
     State                                                     --          --
                                                        ---------   ---------
                                                               --         --
                                                        ---------   ---------

   Deferred:
     Federal (benefit)                                       (400)    (26,200)
     State (benefit)                                         (100)     (6,300)
                                                        ---------   ---------

                                                             (500)    (32,500)
   Increase in valuation allowances                           500      32,500
                                                        ---------   ---------

   Provision for income tax benefits                    $      --   $      --
                                                        =========   =========

   The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (15%) as follows:

   Computed tax expense (benefit)
    at the expected statutory rate                      $  (1,200)  $  (20,500)
   State tax, net of federal effect                          (200)      (6,800)
   Valuation allowance                                        500       32,500
   Other                                                      900       (5,200)
                                                        ---------   ----------

                                                        $      --   $       --
                                                        =========   ==========

SFAS 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $148,900 valuation allowance at March 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the three months ended March 31, 1998, is $500. At March 31, 1998, the Company has available net operating loss carryforwards of $533,000 which expire in the years 2010 through 2013.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)




8.   RELATED PARTY TRANSACTIONS:

         The Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $3,900 and $20,300 in the three months ended March 31, 1998 and 1997, respectively.

         The Company entered into an employment agreement with the president of the Company. The agreement currently terminates on August 30, 2000, unless extended in accordance with its terms. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $26,000 and $24,800 pursuant to this agreement for the three months ended March 31, 1998 and 1997, respectively.

9.    PROFIT SHARING PLAN:

         The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of March 31, 1998 and 1997, there was no accrual in connection with the Plan.

10.   MERGER ACTIVITY:

         On September 23, 1997, the shareholders of the Company consummated an exchange of the Company's shares of common stock for shares of JW Charles Financial Services, Inc. (JW Charles) (the Exchange Offer). As a result of the Exchange Offer JW Charles beneficially owns 1,149,488 Company shares representing approximately 90.9% of the outstanding Company shares at March 31, 1998. Since JW Charles owns more than 90% of the outstanding Company shares, the Company understands that JW Charles presently intends to merge the Company with and into JW Charles without a note of the Company's shareholders.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND LIQUIDITY

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         As a result of operations, net assets decreased approximately $7,800 (or approximately .18% of net assets) during the quarter ended March 31, 1998. For the comparable period in 1997, net assets decreased approximately $134,300 during the quarter. The net decrease in net assets resulting from operations for the quarter ended March 31, 1998 primarily resulted from a net investment loss of $6,100 and an increase in unrealized depreciation of investments of approximately $1,700. These results compare with a net decrease in net assets resulting from operations for the quarter ended March 31, 1997 which occurred primarily from a net investment loss of $98,800, an increase in unrealized depreciation of investments of $37,700 and a realized gain from sales of investments of approximately $2,200.

         The Company recognized investment income of approximately $52,000 (which consisted entirely of interest income) for the quarter ended March 31, 1998 as compared to $70,700 in investment income (which consisted of interest income of $49,500, dividend income of $11,200 and other income of $10,000) for the quarter ended March 31, 1997. The lower investment income for the quarter ending March 31, 1998 resulted primarily from having no dividend and other income.

         Expenses aggregated approximately $58,100 during the quarter ended March 31, 1998 which included salaries, accounting fees, Board of Directors fees, legal fees, rent and administrative expenses as compared with expenses of $169,500 for the quarter ended March 31, 1997. Professional fees decreased to $14,300 as compared to $122,700 for the comparable quarter in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had cash and cash equivalents of approximately $824,300 and US Treasury Bills of approximately $3,492,500 as compared to approximately $20,600 in cash and cash equivalents and approximately $3,968,900 in Treasury Bills at March 31, 1997. The decrease in capital resources for the three months ended March 31, 1998 was primarily due to a net investment loss of $6,100 as compared to the decrease in capital resources for the quarter ending March 31, 1997 primarily due to an investment of $250,000 in The Americas Group, Inc. and a net investment loss of $98,800. As of March 31, 1998, the Company had liabilities of approximately $ 18,100 compared with liabilities of $47,100 as of March 31, 1997.

PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.

Not applicable.

Item 2.    CHANGES IN SECURITIES.

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5. OTHER INFORMATION.

In September 1997, JW Charles Financial Services, Inc. ("JW Charles") completed its offer to exchange (the "Exchange Offer") shares of its common stock, par value $.001 per share ("JW Charles Shares"), for any and all (but not less than 51%) of the outstanding shares of common stock, par value $.01 per share ("Company Shares"), of the Company. At that time, JW Charles reported that a total of approximately 822,938 Company Shares (including approximately 16,380 Company Shares tendered subject to Notices of Guaranteed Delivery) were validly tendered and not withdrawn pursuant to the Exchange Offer and were accepted by JW Charles for exchange in accordance with the terms of the Exchange Offer on the basis of 0.431 of a JW Charles Share for each Company Share. As a result of the Exchange Offer, JW Charles reported that it beneficially owned 1,149,488 Company Shares, representing approximately 90.9% of the outstanding Company Shares.

Since JW Charles owns more than 90% of the outstanding Company Shares, under Maryland General Corporation Law and the Florida Business Corporation Act, the Company understands that JW Charles presently intends to merge the Company with and into JW Charles without a vote of the Company's shareholders. Because the merger may be deemed to involve the purchase of property of the Company by JW Charles, the merger may be prohibited under Section 57(a)(2) of the Investment Company Act of 1940 (the "1940 Act") in the absence of exemptive relief from the Securities and Exchange Commission (the "Commission"). Accordingly, in December 1997, JW Charles and the Company filed with the Commission an Application for an Order to exempt the merger from Section 57(a)(2) of the 1940 Act. Under Section 57(c) of the 1940 Act, the Commission may grant such an Order if, among other things, the terms of the merger are reasonable and fair, the merger is consistent with the policies of the Florida Business Corporation Act, and the merger is consistent with the purposes of the 1940 Act. The Commission published a public notice regarding the Application on April 23, 1998. JW Charles and the Company anticipate that, barring unforseen circumstances, the Commission will grant the requested Order on or about May 20, 1998. If the requested Order is granted, and the contemplated merger is completed, the Company understands that shareholders of the Company will receive 0.431 of a JW Charles Share for each Company Shares owned by each shareholder.