Form 10QSB
period 1998-06-30
AMERICAS GROWTH FUND INC
filed 1998-08-13
CIK 925677

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

                  For the quarterly period ended JUNE 30, 1998

                                       or

[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                         Commission File Number 0-24432

                         THE AMERICAS GROWTH FUND, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                     65-0604786
  -------------------------------                   ------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                      INDEX
                         THE AMERICAS GROWTH FUND, INC.




PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


Balance Sheets - June 30, 1998 and 1997. (Unaudited)

Statements of Operations for the three months and six months ended June 30, 1998 and 1997. (Unaudited)

Statements of Changes in Net Assets for the six months ended June 30, 1998 and 1997. (Unaudited)

Statements of Cash Flows for the six months ended June 30, 1998 and 1997.
   (Unaudited)

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



Signature

                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998              1997
                                                                 -----------       -----------
Assets:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                           $ 3,489,100       $ 3,473,600
    Investment in common stock                                       110,500           260,000
    Investment in warrant                                             92,100             8,800
                                                                 -----------       -----------

      Total investments (amortized cost of $3,821,700
       and $4,555,700 for 1998 and 1997, respectively)             3,691,700         3,742,400

  Cash and cash equivalents                                          755,600           985,700
  Prepaid expenses                                                     1,800            22,200
  Deferred tax asset                                                   1,500             6,000
  Furniture and equipment, net                                        14,000            15,700
  Organizational costs, net                                            1,900             3,400
  Deposits                                                             1,100             1,100
                                                                 -----------       -----------

                                                                   4,467,600         4,776,500
                                                                 -----------       -----------

Liabilities:
  Accounts payable                                                     4,900            36,000
  Accrued directors fees                                               6,400             5,400
  Deferred tax liability                                               1,500             2,700
                                                                 -----------       -----------

                                                                      12,800            44,100
                                                                 -----------       -----------

                                                                 $ 4,454,800       $ 4,732,400
                                                                 ===========       ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                           $        --       $        --

  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding                12,700            12,700

  Capital in excess of par                                         5,141,300         5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating losses                                    (605,500)         (405,500)
    Realized gains on investments                                     31,800            43,700
    Unrealized depreciation of investments                          (125,500)          (59,800)
                                                                 -----------       -----------

                                                                    (699,200)         (421,600)
                                                                 -----------       -----------
Net assets applicable to outstanding common shares
 (equivalent to $3.52 and $3.74 per share for 1998
 and 1997, respectively, based on outstanding
 common shares of 1,265,100)                                     $ 4,454,800       $ 4,732,400
                                                                 ===========       ===========




                          Read the accompanying notes.

                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       ---------------------------------     -----------------------------------
                                                       JUNE 30, 1998       JUNE 30, 1997     JUNE 30, 1998         JUNE 30, 1997
                                                       -------------       -------------     -------------         -------------

Revenues:
  Interest                                               $  51,300           $  48,000         $ 103,300            $   97,500
  Dividends                                                      -               6,000                 -                17,200
  Other                                                          -                   -                 -                10,000
                                                         ---------           ---------         ---------            ----------
                                                            51,300              54,000           103,300               124,700
                                                         ---------           ---------         ---------            ----------
Expenses:
  Salaries                                                  26,100              24,800            52,100                49,600
  Professional fees                                         53,100              38,200            67,400               160,900
  Board of Directors fees                                    3,500               3,500             7,000                 7,000
  Other                                                     24,500              27,800            38,800                46,300
                                                         ---------           ---------         ---------            ----------
                                                           107,200              94,300           165,300               263,800
                                                         ---------           ---------         ---------            ----------
Investment loss before income tax (benefit)                (55,900)            (40,300)          (62,000)             (139,100)

Less income tax (benefit)                                        -                   -                 -                     -
                                                         ---------           ---------         ---------            ----------

Net investment loss                                        (55,900)            (40,300)          (62,000)             (139,100)
                                                         ---------           ---------         ---------            ----------

Realized gain on investments                                43,400              18,200            43,400                20,400
Less income tax (benefit) applicable to
 realized gain on investments                                    -                   -                 -                     -
                                                         ---------           ---------         ---------            ----------

                                                            43,400              18,200            43,400                20,400
                                                         ---------           ---------         ---------            ----------

Unrealized appreciation (depreciation) of investments      102,500              23,500           100,800               (14,200)

Less income tax (benefit) applicable
 to unrealized depreciation of investments                       -                   -                 -                     -
                                                         ---------           ---------         ---------            ----------

                                                           102,500              23,500           100,800               (14,200)
                                                         ---------           ---------         ---------            ----------

Net increase (decrease) in net assets
 resulting from operations                               $  90,000           $   1,400         $  82,200            $ (132,900)
                                                         =========           =========         =========            ==========
Per-share amounts:
  Net investment loss                                    $   (0.04)          $   (0.03)        $   (0.05)           $    (0.11)
  Net realized gains on investments                           0.03                0.01              0.03                  0.02
  Net unrealized gains (losses) on investments                0.08                0.02              0.08                 (0.01)
                                                         ---------           ---------         ---------            ----------

                                                         $    0.07           $       -         $    0.06            $    (0.10)
                                                         =========           =========         =========            ==========
Weighted average number of shares used
  in per-share computations                              1,265,100           1,265,100         1,265,100             1,265,100
                                                         =========           =========         =========            ==========




                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                              1998              1997
                                                           -----------       -----------
Net investment loss                                        $   (62,000)      $  (139,100)

Net realized gain on investments                                43,400            20,400

Net increase in unrealized appreciation
 (depreciation) of investments                                 100,800           (14,200)
                                                           -----------       -----------

Net increase (decrease) in net assets resulting
 from operations                                                82,200          (132,900)

Net assets at beginning of period                            4,372,600         4,865,300
                                                           -----------       -----------

Net assets at end of period
 (includes undistributed net investment
 loss of ($605,500) and ($405,500) at
 June 30, 1998 and 1997, respectively)                     $ 4,454,800       $ 4,732,400
                                                           ===========       ===========




                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                               1998                 1997
                                                           ------------       ------------
Cash flows from operating activities:
  Source of cash:
    Interest                                               $     18,300       $      6,500
                                                           ------------       ------------

  Uses of cash:
    Payroll                                                      52,100             49,600
    Operating expenses                                          116,900            242,200
                                                           ------------       ------------

                                                                169,000            291,800
                                                           ------------       ------------

      Cash (used-in) operating activities                      (150,700)          (285,300)
                                                           ------------       ------------


Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills                13,500,000          8,000,000
    Proceeds from sale of common stock                          219,700            515,400
                                                           ------------       ------------
                                                             13,719,700          8,515,400
                                                           ------------       ------------

  Uses of cash:
    Purchase of U.S. Treasury Bills                          13,410,600          7,410,300
    Purchase of common stock                                    226,800            250,000
    Purchase of equipment                                         3,400                 --
                                                           ------------       ------------
                                                             13,640,800          7,660,300
                                                           ------------       ------------

      Cash provided by investing activities                      78,900            855,100
                                                           ------------       ------------

(Decrease) increase in cash and cash equivalents                (71,800)           569,800

Cash and cash equivalents at beginning of period                827,400            415,900
                                                           ------------       ------------

Cash and cash equivalents at end of period                 $    755,600       $    985,700
                                                           ============       ============



                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                     1998            1997
                                                                  ---------       ---------
Reconciliation of net increase (decrease) in net
 assets resulting from operations to cash used-in
 operating activities:

Net increase (decrease) in net assets resulting
 from operations                                                  $  82,200       $(132,900)
                                                                  ---------       ---------

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash (used-in) operating activities:

  Accretion of discount on U.S. Treasury Bills                      (85,000)        (91,000)

  Realized (gain) on investments                                    (43,400)        (20,400)

  Amortization and depreciation                                       1,400           1,700
  Unrealized (appreciation) depreciation of investments            (100,800)         14,200

  Stock dividends and stock compensation                                 --         (27,200)

  Changes in assets and liabilities:
    Accounts payable                                                 (2,400)        (31,500)
    Accrued directors fees                                           (2,700)          1,800
                                                                  ---------       ---------

      Total adjustments                                            (232,900)       (152,400)
                                                                  ---------       ---------
Cash (used-in) operating activities                               $(150,700)      $(285,300)
                                                                  =========       =========


Schedule of non-cash investing activities:
  Acquisition of common stock                                                     $  10,000
  less amount received in exchange for consulting                                   (10,000)
                                                                                  ---------
                                                                                  $      --
                                                                                  =========


  Acquisition of common stock                                                     $  17,200
  Less amount received as stock dividends                                           (17,200)
                                                                                  ---------
                                                                                  $      --
                                                                                  =========



                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


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

        The Company's primary investment objective is to achieve long-term capital appreciation of its assets, rather than current income, by investing in equity and debt securities of and providing managerial assistance to, emerging and established companies that management believes offer significant potential opportunities for growth (individually, "portfolio company", collectively, "portfolio companies"). The Company has and plans to continue to invest primarily in United States based portfolio companies "strategically-linked" to the Caribbean and Latin America. The Company considers companies to be strategically linked to the Caribbean and Latin America if they derive substantial revenue (at least 50%) from operations or transactions in the Caribbean and Latin America or, if in the Company's view, they are positioned to do so. The Company considers "Caribbean and Latin American" countries to be Argentina, Aruba, the Bahamas, Barbados, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Cuba, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Netherlands Antilles, Nicaragua, Panama, Paraguay, Peru, the Commonwealth of Puerto Rico, Trinidad and Tobago, Uruguay and Venezuela. During 1998 and 1997 due to difficulties in locating quality portfolio companies meeting the Company's investment objectives, the Company's assets were primarily invested in U.S. Treasury bills. There can be no assurance that the Company will be able to negotiate and complete transactions with potential portfolio companies which meet the Company's investment objectives.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


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

        ORGANIZATIONAL COSTS:
           Organizational costs are stated net of accumulated amortization of $5,600 and $4,100 at June 30, 1998 and 1997, respectively, and are being amortized using the straight-line method over five years.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
        INCOME TAXES:
           The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at June 30, 1998 and 1997 for federal income tax purposes and financial reporting purposes was the same. The aggregate net unrealized appreciation (depreciation) for the six months ended June 30, 1998 and 1997 is $100,800 and ($14,200) respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



4.     INVESTMENTS:
        Investments include the following at June 30, 1998 and 1997:

                                                                   VALUE                   VALUE
      PRINCIPAL              TYPE OF ISSUE AND                    JUNE 30,               JUNE 30,
       AMOUNT                  NAME OF ISSUER                       1998                   1997
  -----------------   --------------------------------       -----------------       ---------------

                      U.S. Treasury bills (78.0%
                       and 73.4% of net assets at
                       June 30, 1998 and 1997,
                       respectively):

  $ 1,481,630         U.S. Treasury bill,
                       $1,500,000 face value,
                       matures August 7, 1997                $              --       $     1,491,500


  $   494,230         U.S. Treasury bill,
                       $500,000 face value,
                       matures August 14, 1997                              --               496,600

  $ 1,482,065         U.S. Treasury bill,
                       $1,500,000 face value,
                       matures September 4, 1997                            --             1,485,500

  $   498,010         U.S. Treasury bill,
                       $500,000 face value,
                       matures July 2, 1998
                                                                       499,700                    --

  $ 2,966,205         U.S. Treasury bill,
                       $3,000,000 face value,
                       matures July 23, 1998                         2,989,400                    --
                                                             -----------------       ---------------
                      Total U.S. Treasury bills              $       3,489,100       $     3,473,600
                                                             =================       ===============





                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


4.   INVESTMENTS (CONTINUED):



    NUMBER OF      NUMBER OF
     SHARES           SHARES       TYPE OF ISSUE                        VALUE              VALUE
    JUNE 30,         JUNE 30,       AND NAME OF                        JUNE 30,           JUNE 30,
      1998             1997            ISSUER                            1998               1997
--------------------------------------------------------------------------------------------------------
                                  Common stocks (2.4% and
                                   5.5% of net assets at
                                   June 30, 1998 and
                                   1997, respectively):

                                  The Americas Group, Inc.
     130,000          130,000      (unrestricted)                      $     50,000       $    260,000

      15,606               --     Globalink (unrestricted)
                                                                             60,500                 --
                                                                       ------------       ------------
                                                                       $    110,500       $    260,000
                                                                       ============       ============



    NUMBER OF       NUMBER OF
    WARRANTS         WARRANTS      TYPE OF ISSUE                        VALUE              VALUE
    JUNE 30,         JUNE 30,       AND NAME OF                        JUNE 30,           JUNE 30,
      1998             1997            ISSUER                            1998               1997
--------------------------------------------------------------------------------------------------------

                                  Common stock warrants:
                                   (2.1% and 0.2% of net
                                   assets at June 30, 1998
                                   and 1997, respectively):

                                  Restricted:
        1                1         Globalink, Inc.                   $    92,100         $ 8,800
                                                                     ===========         =======
                                  Golf Reservations of
                                   America, Inc.

       --                2          Class A                          $        --         $    --

       --                2          Class B                          $        --         $    --
                                                                     ===========         =======

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



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

        In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 192,894 shares of Globalink common stock at a revised price of $3.24 per share through December 20, 2001. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May 1997, the Company converted and sold all of its shares of Globalink. During June, 1998, the Company exercised the warrant and purchased 70,000 shares of Globalink. Subsequent to June 30, 1998 the Company exercised the remainder of the warrant and sold all of the common shares. At June 30, 1998, the Company held the warrant, with a remainder of 122,894 shares, for which the Board of Directors has valued at $92,100.

        The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of June 30, 1998, they were deemed worthless by the Board. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of June 30, 1998, the Board of Directors has also deemed the warrants as worthless.

5. CASH AND CASH EQUIVALENTS:


    NUMBER OF        NUMBER OF                                         COST AND           COST AND
     SHARES           SHARES       TYPE OF ISSUE                        VALUE              VALUE
    JUNE 30,         JUNE 30,       AND NAME OF                        JUNE 30,           JUNE 30,
      1998             1997            ISSUER                            1998               1997
--------------------------------------------------------------------------------------------------------
     744,600          984,100     Money market fund,
                                   Cortland Trust, Inc.                $    744,600       $    984,100

          --               --     Checking account
                                   with bank                                 11,000              1,600
                                                                       ------------       ------------
                                  Total cash and cash
                                   equivalents (17.0% and
                                   20.8% of net assets
                                   at June 30, 1998 and
                                   1997, respectively)                 $    755,600       $    985,700
                                                                       ============       ============



                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



6.   FURNITURE AND EQUIPMENT:
        Furniture and equipment are comprised of the following at June 30, 1998 and 1997:


                                           1998           1997
                                         --------       --------
Furniture and fixtures                   $  1,500          1,500
Computer equipment                         15,800         17,900
                                         --------       --------

                                           17,300         19,400
Less accumulated depreciation              (3,300)        (3,700)
                                         --------       --------

                                         $ 14,000       $ 15,700
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

        The significant components of deferred tax assets and liabilities on the balance sheet at June 30, 1998 and 1997 are:


Deferred tax assets:
  Net operating loss                          $108,100      $ 71,800
  Unrealized depreciation of investments        24,200        17,400
                                              --------      --------
                                               132,300        89,200

  Less valuation allowance                     130,800        83,200
                                              --------      --------

                                                 1,500         6,000

Deferred tax liability:
  Depreciation                                   1,500         2,700
                                              --------      --------

Net deferred tax asset                        $     --         3,300
                                              ========      ========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


7.    INCOME TAXES (CONTINUED):
        Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1998 and 1997 are as follows:



                                                        1998            1997
                                                      --------       --------

Current:
  Federal                                             $     --       $     --
  State                                                     --             --
                                                      --------       --------
  State                                                     --             --
                                                      --------       --------

Deferred:
  Federal (benefit)                                     12,700        (16,700)
  State (benefit)                                        4,900         (6,400)
                                                      --------       --------

                                                        17,600        (23,100)
Increase (decrease) in valuation allowance             (17,600)        23,100
                                                      --------       --------

Provision for income tax benefits                     $     --       $     --
                                                      ========       ========


The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (15%) as follows:

Computed tax expense (benefit)
 at the expected statutory rate                       $ 12,300       $(19,900)
State tax, net of federal effect                         3,600         (6,200)
Valuation allowance                                    (17,600)        23,100
Other                                                    1,700          3,000
                                                      --------       --------
                                                      $     --       $     --
                                                      ========       ========


SFAS 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $130,800 valuation allowance at June 30, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the six months ended June 30, 1998, is ($17,600). At June 30, 1998, the Company has available net operating loss carryforwards of $550,900 which expire in the years 2010 through 2013.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




8.   RELATED PARTY TRANSACTIONS:
        The Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $7,400 and $42,900 in the six months ended June 30, 1998 and 1997, respectively.

        The Company entered into an employment agreement with the president of the Company. The agreement currently terminates on August 30, 2000, unless extended in accordance with its terms. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $52,100 and $49,600 pursuant to this agreement for the six months ended June 30, 1998 and 1997, respectively.

9.   PROFIT SHARING PLAN:
        The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of June 30, 1998 and 1997, there was no accrual in connection with the Plan.

10.  MERGER ACTIVITY:
        In September 1997, JW Charles Financial Services, Inc. ("JW Charles") completed its offer to exchange (the "Exchange Offer") shares of its common stock, par value $.001 per share ("JW Charles Shares"), for any and all (but not less than 51%) of the outstanding shares of common stock, par value $.01 per share ("Company Shares") of the Company. At that time, JW Charles reported that a total of approximately 822,938 Company Shares (including approximately 16,380 Company Shares tendered subject to Notices of Guaranteed Delivery) were validly tendered and not withdrawn pursuant to the Exchange Offer and were accepted by JW Charles for exchange in accordance with the terms of the Exchange Offer on the basis of 0.431 of a JW Charles Share for each Company Share. As a result of the Exchange Offer, JW Charles reported that it beneficially owned 1,149,488 Company Shares, representing approximately 90.9% of the outstanding Company Shares.

        Since JW Charles owned more than 90% of the outstanding Company Shares, under Maryland General Corporation Law and the Florida Business Corporation Act, JW Charles advised the Company that it intended to merge the Company with and into JW Charles without a vote of the Company's shareholders. Because the merger could have been deemed to involve the purchase of property of the Company by JW Charles, the merger might have been prohibited under Section 57(a) (2) of the Investment Company Act of 1940 (the "1940 Act") in the absence of exemptive relief from the Securities and Exchange Commission (the "Commission"). Accordingly, in December 1997, an Application for an Order to exempt the merger from Section 57(a) (2) of the 1940 Act was filed with the Commission. On May 20, 1998, the Commission issued the requested order. In June 1998, JW Charles combined with Genesis Merchant Group Securities, LCC to form a new entity, JWGenesis Financial Corp. ("JWGenesis"). JWGenesis has advised the Company that it intends to proceed with the "short-form" merger of the Company with and into JWGenesis. If the contemplated merger is completed, the Company understands that shareholders of the Company will receive 0.431 of a share of common stock of JWGenesis for each Company Share owned by each shareholder.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND LIQUIDITY

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         As a result of operations, net assets increased approximately $90,000 (or approximately 2.0% of net assets) during the quarter ended June 30, 1998. For the comparable period in 1997, net assets decreased approximately $1,400. The net increase in net assets resulting from operations for the quarter ended June 30, 1998 was primarily due to a net investment gain of $43,400 and an increase in unrealized appreciation of investments of $102,500.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $51,300 for the quarter ended June 30, 1998 as compared to $54,000 for the quarter ended June 30, 1997. The lower investment income resulted primarily from the lack of dividends.

         Expenses aggregated approximately $107,200 during the quarter ended June 30, 1998 which included salaries, accounting fees, consulting fees, legal fees and administrative expenses. Expenses for the quarter ended June 30, 1997 were approximately $94,300. The increased expenses for the quarter ended June 30, 1998 resulted primarily from an increase of professional fees to $53,100 from $38,200 due to legal and accounting fees associated with the filings by JWGenesis Financial Corp. in connection with its exchange offer (the "Exchange Offer"). Pursuant to such Exchange Offer JWGenesis Financial Corp. is seeking to exchange with the shareholders of the Company the Company's shares of common stock for shares of JWGenesis Financial Corp. See "Part II - Item 5. Other Information."

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         As a result of operations, net assets increased $82,200 (or approximately 1.8% of net assets) during the six months ended June 30, 1998. For the comparable period in 1997, net assets decreased approximately $132,900. The increase in net assets resulting from operations for the six months ended June 30, 1998 was primarily due to a net investment gain of $43,400 and an increase in unrealized appreciation of investments of $100,800.

         The Company recognized investment income (which consisted primarily of interest income) of approximately $103,300 for the six months ended June 30, 1998 as compared to $124,700 for the six months ended June 30, 1997. The lower investment income resulted primarily from the lack of dividends and other income.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had cash and cash equivalents of approximately $755,600 and U.S. Treasury Bills of approximately $3,489,100 as compared to cash and cash equivalents of approximately $985,700 and U.S. Treasury Bills of approximately $3,473,600 at June 30, 1997. The increase in capital resources for the six months ended June 30, 1998 of $75,100 was primarily due to an increase in unrealized appreciation of investments of $100,800 as compared to the decrease in capital resources for the six months ended June 30, 1997 which was primarily due to a net investment loss of $139,100. As of June 30, 1998, the company had liabilities of approximately $12,800.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Not applicable.

Item 2.  CHANGES IN SECURITIES.

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.  OTHER INFORMATION.

In September 1997, JW Charles Financial Services, Inc. ("JW Charles") completed its offer to exchange (the "Exchange Offer") shares of its common stock, par value $.001 per share ("JW Charles Shares"), for any and all (but not less than 51%) of the outstanding shares of common stock, par value $.01 per share ("Company Shares") of the Company. At that time, JW Charles reported that a total of approximately 822,938 Company Shares (including approximately 16,380 Company Shares tendered subject to Notices of Guaranteed Delivery) were validly tendered and not withdrawn pursuant to the Exchange Offer and were accepted by JW Charles for exchange in accordance with the terms of the Exchange Offer on the basis of 0.431 of a JW Charles Share for each Company Share. As a result of the Exchange Offer, JW Charles reported that it beneficially owned 1,149,488 Company Shares, representing approximately 90.9% of the outstanding Company Shares.

Since JW Charles owned more than 90% of the outstanding Company Shares, under Maryland General Corporation Law and the Florida Business Corporation Act, JW Charles advised the Company that it intended to merge the Company with and into JW Charles without a vote of the Company's shareholders. Because the merger could have been deemed to involve the purchase of property of the Company by JW Charles, the merger might have been prohibited under Section 57(a)(2) of the Investment Company Act of 1940 (the "1940 Act") in the absence of exemptive relief from the Securities and Exchange Commission (the "Commission"). Accordingly, in December 1997, an Application for an Order to exempt the merger from Section 57(a)(2) of the 1940 Act was filed with the Commission. On May 20, 1998, the Commission issued the requested order. In June 1998, JW Charles combined with Genesis Merchant Group Securities, LLC to form a new entity, JWGenesis Financial Corp. ("JWGenesis"). JWGenesis has advised the Company that it intends to proceed with the "short-form" merger of the Company with and into JWGenesis. If the contemplated merger is completed, the Company understands that shareholders of the Company will receive 0.431 of a share of common stock of JWGenesis for each Company Share owned by each shareholder.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibits

                   Exhibit 27    Financial Data Schedule (for SEC use only)

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




Date: August 12, 1998