Form 10QSB
period 1998-09-30
AMERICAS GROWTH FUND INC
filed 1998-11-13
CIK 925677

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

                For the quarterly period ended SEPTEMBER 30, 1998
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                         Commission File Number 0-24432

                         THE AMERICAS GROWTH FUND, INC.
         ---------------------------------------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,265,100

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                      INDEX
                         THE AMERICAS GROWTH FUND, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


Balance Sheets - September 30, 1998 and 1997.  (Unaudited)

Statements of Operations for the three months and nine months ended September 30, 1998 and 1997. (Unaudited)

Statements of Changes in Net Assets for the nine months ended September 30, 1998 and 1997.  (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.  (Unaudited)

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



Signature



                         THE AMERICAS GROWTH FUND, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                      1998               1997
                                                                  -----------       -----------
Assets:
  Investments at market or fair value:
    Investments in U.S. Treasury Bills                            $ 3,482,400       $ 3,474,800
    Investment in common stock                                             --           260,000
                                                                  -----------       -----------
      Total investments (amortized cost of $3,743,600
       and $3,806,700 for 1998 and 1997, respectively)              3,482,400         3,734,800

  Cash and cash equivalents                                           924,700           913,900
  Prepaid expenses                                                      2,200             9,300
  Deferred tax asset                                                    1,500             4,900
  Furniture and equipment, net                                         13,700            10,100
  Organizational costs, net                                             1,500             3,100
  Deposits                                                              1,100             1,100
                                                                  -----------       -----------
                                                                    4,427,100         4,677,200
                                                                  -----------       -----------
Liabilities:
  Accounts payable                                                     19,400            22,900
  Accrued directors fees                                                9,100             6,900
  Deferred tax liability                                                1,500             1,600
                                                                  -----------       -----------
                                                                       30,000            31,400
                                                                  -----------       -----------
                                                                  $ 4,397,100       $ 4,645,800
                                                                  ===========       ===========
Net assets:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, no shares issued                            $        --       $        --

  Common stock, $.01 par value, 10,000,000 shares
   authorized, 1,265,100 shares issued and outstanding                 12,700            12,700

  Capital in excess of par                                          5,141,300         5,141,300

  Undistributed operating income (loss) and investment
   gains (losses):
    Accumulated operating losses                                     (625,800)         (479,000)
    Realized gains on investments                                     146,400            38,300
    Unrealized depreciation of investments                           (277,500)          (67,500)
                                                                  -----------       -----------
                                                                     (756,900)         (508,200)
                                                                  -----------       -----------
Net assets applicable to outstanding common shares
 (equivalent to $3.48 and $3.67 per share for 1998
 and 1997, respectively, based on outstanding
 common shares of 1,265,100)                                      $ 4,397,100       $ 4,645,800
                                                                  ===========       ===========




                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)




                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           --------------------------------    --------------------------------
                                                            SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                                1998              1997              1998              1997
                                                            -----------       -------------    ------------       -------------
Revenues:
  Interest                                                  $    51,700       $    53,600       $   155,100       $   151,100
  Dividends                                                          --                --                --            17,200
  Other                                                              --                --                --            10,000
                                                            -----------       -----------       -----------       -----------
                                                                 51,700            53,600           155,100           178,300
                                                            -----------       -----------       -----------       -----------
Expenses:
  Salaries                                                       26,500            25,200            78,600            74,800
  Professional fees                                              18,500            66,900            85,900           227,700
  Board of Directors fees                                         3,500             3,500            10,500            10,500
  Other                                                          23,600            31,500            62,400            78,000
                                                            -----------       -----------       -----------       -----------

                                                                 72,100           127,100           237,400           391,000
                                                            -----------       -----------       -----------       -----------

Investment loss before income tax (benefit)                     (20,400)          (73,500)          (82,300)         (212,700)

Less income tax (benefit)                                            --                --                --                --
                                                            -----------       -----------       -----------       -----------

Net investment loss                                             (20,400)          (73,500)          (82,300)         (212,700)
                                                            -----------       -----------       -----------       -----------

Realized gain (loss) on investments                             114,600            (5,400)          158,000            15,100

Less income tax (benefit) applicable to
 realized gain on investments                                        --                --                --                --
                                                            -----------       -----------       -----------       -----------
                                                                114,600            (5,400)          158,000            15,100
                                                            -----------       -----------       -----------       -----------

Unrealized (depreciation) of investments                       (152,000)           (7,700)          (51,200)          (21,900)

Less income tax (benefit) applicable
 to unrealized depreciation of investments                           --                --                --                --
                                                            -----------       -----------       -----------       -----------
                                                               (152,000)           (7,700)          (51,200)          (21,900)
                                                            -----------       -----------       -----------       -----------

Net increase (decrease) in net assets
 resulting from operations                                  $   (57,800)      $   (86,600)      $    24,500       $  (219,500)
                                                            ===========       ===========       ===========       ===========

Per-share amounts:
  Net investment loss                                       $     (0.02)      $     (0.06)      $     (0.07)      $     (0.16)
  Net realized gains on investments                                0.09                --              0.12              0.01
  Net unrealized gains (losses) on investments                    (0.12)            (0.01)            (0.03)            (0.02)
                                                            -----------       -----------       -----------       -----------
                                                            $     (0.05)      $     (0.07)      $      0.02       $     (0.17)
                                                            ===========       ===========       ===========       ===========


Weighted average number of shares used
  in per-share computations                                   1,265,100         1,265,100         1,265,100         1,265,100
                                                            ===========       ===========       ===========       ===========



                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                1998               1997
                                                            -----------       -----------
Net investment loss                                         $   (82,300)      $  (212,700)

Net realized gain on investments                                158,000            15,100

Net increase in unrealized (depreciation)
 of investments                                                 (51,200)          (21,900)
                                                            -----------       -----------

Net increase (decrease) in net assets resulting
 from operations                                                 24,500          (219,500)

Net assets at beginning of period                             4,372,600         4,865,300
                                                            -----------       -----------

Net assets at end of period
 (includes undistributed net investment
 loss of ($625,800) and ($479,000) at


 September 30, 1998 and 1997, respectively)                 $ 4,397,100       $ 4,645,800
                                                            ===========       ===========








                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                               1998                1997
                                                           ------------       ------------
Cash flows from operating activities:
  Source of cash:
    Interest                                               $     29,000       $     17,100
    Income taxes                                                     --             13,900
                                                           ------------       ------------
                                                                 29,000             31,000

  Uses of cash:
    Payroll                                                      78,600             74,800
    Operating expenses                                          143,400            356,300
                                                           ------------       ------------
                                                                222,000            431,100
                                                           ------------       ------------
      Cash (used-in) operating activities                      (193,000)          (400,100)
                                                           ------------       ------------


Cash flows from investing activities:
  Sources of cash:
    Proceeds from sale of U.S. Treasury Bills                24,000,000         11,500,000
    Proceeds from sale of common stock                          782,300            515,400
                                                           ------------       ------------
                                                             24,782,300         12,015,400
                                                           ------------       ------------

  Uses of cash:
    Purchase of U.S. Treasury Bills                          23,862,000         10,867,300
    Purchase of common stock                                    625,000            250,000
    Purchase of equipment                                         5,000                 --
                                                           ------------       ------------

                                                             24,492,000         11,117,300
                                                           ------------       ------------

      Cash provided by investing activities                     290,300            898,100
                                                           ------------       ------------

Increase in cash and cash equivalents                            97,300            498,000

Cash and cash equivalents at beginning of period                827,400            415,900
                                                           ------------       ------------
Cash and cash equivalents at end of period                 $    924,700       $    913,900
                                                           ============       ============








                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                     1998            1997
                                                                  ---------       ---------

Reconciliation of net increase (decrease) in net assets resulting from operations to cash used-in operating activities:

Net increase (decrease) in net assets resulting
 from operations                                                  $  24,500       $(219,500)
                                                                  ---------       ---------

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash (used-in) operating activities:

  Accretion of discount on U.S. Treasury Bills                     (126,100)       (134,000)

  Realized (gain) on investments                                   (158,000)        (20,500)

  Loss on abandonment of equipment                                       --           5,400

  Amortization and depreciation                                       2,200           2,200

  Unrealized depreciation of investments                             51,200          21,900

  Stock dividends and stock compensation                                 --         (27,200)

  Changes in assets and liabilities:
    Prepaid expenses                                                   (400)         12,900
    Accounts payable                                                 12,100         (44,600)
    Accrued directors fees                                            1,500           3,300
                                                                  ---------       ---------
      Total adjustments                                            (217,500)       (180,600)
                                                                  ---------       ---------

Cash (used-in) operating activities                               $(193,000)      $(400,100)
                                                                  =========       =========


Schedule of non-cash investing activities:
  Acquisition of common stock                                                     $  10,000
  Less amount received in exchange for consulting                                   (10,000)
                                                                                  ---------
                                                                                  $      --
                                                                                  =========

  Acquisition of common stock                                                     $  17,200
  Less amount received as stock dividends                                           (17,200)
                                                                                  ---------
                                                                                  $      --
                                                                                  =========





                          Read the accompanying notes.

                         THE AMERICAS GROWTH FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


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

        ORGANIZATIONAL COSTS:
           Organizational costs are stated net of accumulated amortization of $6,000 and $4,500 at September 30, 1998 and 1997, respectively, and are being amortized using the straight-line method over five years.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
        INCOME TAXES:
           The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The aggregate cost of securities at September 30, 1998 and 1997 for federal income tax purposes and financial reporting purposes was the same. The aggregate net unrealized depreciation for the nine months ended September 30, 1998 and 1997 is $51,200 and $21,900 respectively.

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

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)





4.  INVESTMENTS:
        Investments include the following at September 30, 1998 and 1997:



                                                                       VALUE                 VALUE
      PRINCIPAL                TYPE OF ISSUE AND                    SEPTEMBER 30,         SEPTEMBER 30,
       AMOUNT                    NAME OF ISSUER                         1998                  1997
--------------------------------------------------------------------------------------------------------
                      U.S. Treasury bills (79.2%
                       and 74.8% of net assets at
                       September 30, 1998 and 1997,
                       respectively):

     $  1,481,400     U.S. Treasury bill,
                       $1,500,000 face value,
                       matures November 6, 1997                    $         --          $ 1,491,900

     $    493,900     U.S. Treasury bill,
                       $500,000 face value,
                       matures November 13, 1997                             --              496,800

     $  1,481,900     U.S. Treasury bill,
                       $1,500,000 face value,
                       matures December 4, 1997                              --            1,486,100


     $    498,300     U.S. Treasury bill,
                       $500,000 face value,
                       matures October 22, 1998                         498,600                   --

     $  2,982,700     U.S. Treasury bill,
                       $3,000,000 face value,
                       matures November 12, 1998                      2,983,800                   --
                                                                   ------------          -----------
                      Total U.S. Treasury bills                    $  3,482,400          $ 3,474,800
                                                                   ============          ===========





                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

4.   INVESTMENTS (CONTINUED):


    NUMBER OF        NUMBER OF
     SHARES            SHARES           TYPE OF ISSUE                        VALUE             VALUE
    SEPT. 30,        SEPT. 30,           AND NAME OF                       SEPT. 30,         SEPT. 30,
      1998              1997               ISSUER                            1998               1997
-------------------------------------------------------------------------------------------------------

                                   Common stocks (0.0% and
                                    5.6% of net assets at
                                    September 30, 1998 and
                                    1997, respectively):

                                   The Americas Group, Inc.
     130,000          130,000       (unrestricted)                          $    --          $ 260,000

                                   Majority owned (restricted):
                                   Americas Growth
        --               80         Partners, Inc.                               --                 --
                                                                            -------          ---------
                                                                            $    --          $ 260,000
                                                                            =======          =========




    NUMBER OF        NUMBER OF
    WARRANTS          WARRANTS      TYPE OF ISSUE                            VALUE             VALUE
    SEPT. 30,        SEPT. 30,       AND NAME OF                           SEPT. 30,         SEPT. 30,
      1998              1997           ISSUER                                1998               1997
-----------------------------------------------------------------------------------------------------

                                   Common stock warrants:
                                    (0.0% and 0.0% of net
                                    assets at September 30, 1998
                                    and 1997, respectively):

                                   Restricted:
       --                1           Globalink, Inc.                        $     --           $     --
                                                                            ========           ========
                                   Golf Reservations of
                                    America, Inc.

       --                2           Class A                                $     --           $     --
       --                2           Class B                                $     --           $     --
                                                                            ========           ========




                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



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

        In December 1996, the Company purchased in a private placement for an aggregate consideration of $500,000, 14,953 shares of Globalink, Inc. (Globalink), 8% convertible, redeemable preferred stock and a warrant entitling the holder to purchase 192,894 shares of Globalink common stock at a revised price of $3.24 per share through December 20, 2001. Each share of preferred stock is convertible into ten shares of Globalink common stock at the original purchase price of the preferred stock, subject to adjustment should certain events occur. During May 1997, the Company converted and sold all of its shares of Globalink. During June, 1998, the Company exercised the warrant and purchased 70,000 shares of Globalink. During July, 1998 the Company exercised the remainder of the warrant and sold all of the common shares.

        The Company agreed to loan up to $200,000 to Golf Reservations of America, Inc. ("Golf") pursuant to two 10% promissory notes in January and March, 1995. As of September 30, 1998, they were deemed worthless by the Board. In connection with the notes, the Company received warrants to purchase an aggregate 110,906 shares of Golf's common stock at an exercise price of $1.88 per share. As of September 30, 1998, the Board of Directors has also deemed the warrants as worthless.

5.    CASH AND CASH EQUIVALENTS:


    NUMBER OF        NUMBER OF                                           COST AND           COST AND
     SHARES            SHARES          TYPE OF ISSUE                       VALUE             VALUE
    SEPT. 30,        SEPT. 30,          AND NAME OF                       SEPT. 30,         SEPT. 30,
      1998              1997              ISSUER                            1998               1997
----------------------------------------------------------------------------------------------------------
     923,400          907,700      Money market fund,
                                    Cortland Trust, Inc.                  $ 923,400          $ 907,700

          --               --      Checking account
                                    with bank                                 1,300              6,200
                                                                          ---------          ---------
                                   Total cash and cash
                                    equivalents (21.0% and
                                    19.7% of net assets
                                    at September 30, 1998 and
                                    1997, respectively)                   $ 924,700          $ 913,900
                                                                          =========          =========


                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



6.   FURNITURE AND EQUIPMENT:
        Furniture and equipment are comprised of the following at September 30, 1998 and 1997:


                                                     1998           1997
                                                   --------       --------

          Furniture and fixtures                   $  1,500       $  1,500
          Computer equipment                         15,900         10,900
                                                   --------       --------
                                                     17,400         12,400
          Less accumulated depreciation              (3,600)        (2,300)
                                                   --------       --------

                                                   $ 13,700       $ 10,100
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

        The significant components of deferred tax assets and liabilities on the balance sheet at September 30, 1998 and 1997 are:



          Deferred tax assets:
            Net operating loss                          $109,900      $ 87,000
            Unrealized depreciation of investments        51,300        14,100
                                                        --------      --------

                                                         161,200       101,100
            Less valuation allowance                     159,700        96,200
                                                        --------      --------


                                                           1,500         4,900

          Deferred tax liability:
            Depreciation                                   1,500         1,600
                                                        --------      --------

          Net deferred tax asset                        $     --      $  3,300
                                                        ========      ========

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


7.    INCOME TAXES (CONTINUED):
        Significant components of the provision for income taxes (benefits) attributable to continuing operations in 1998 and 1997 are as follows:

                                                    1998          1997
                                                 --------       -------

          Current:
            Federal                              $     --       $    --
            State                                      --            --
                                                 --------       -------
                                                       --            --
                                                 --------       -------
          Deferred:
            Federal (benefit)                      (8,100)      (27,700)
            State (benefit)                        (3,200)      (10,700)
                                                 --------       -------
                                                  (11,300)      (38,400)
          Increase in valuation allowance          11,300        38,400
                                                 --------       -------

          Provision for income tax benefits      $     --       $    --
                                                 ========       =======


The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate (15%) as follows:

          Computed tax expense (benefit)
           at the expected statutory rate       $  3,700       $(32,900)
          State tax, net of federal effect         1,100        (10,300)
          Valuation allowance                     11,300         38,400
          Other                                  (16,100)         4,800
                                                --------       --------
                                                $     --       $     --
                                                ========       ========



        SFAS 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $159,700 valuation allowance at September 30, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the nine months ended September 30, 1998, is $11,300. At September 30, 1998, the Company has available net operating loss carryforwards of $559,100 which expire in the years 2010 through 2013.

                         THE AMERICAS GROWTH FUND, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




8.   RELATED PARTY TRANSACTIONS:
        The Company is provided with free office space by a law firm with which the Chairman is "of counsel". The Company paid and accrued the law firm legal fees of approximately $20,500 and $67,100 in the nine months ended September 30, 1998 and 1997, respectively.

        The Company entered into an employment agreement with the president of the Company. The agreement currently terminates on August 30, 2001, unless extended in accordance with its terms. Compensation is $90,000 per year with cost of living increases each year. The Company paid the president $78,600 and $74,800 pursuant to this agreement for the nine months ended September 30, 1998 and 1997, respectively.

9.   PROFIT SHARING PLAN:
        The Company provides an employee profit sharing plan (the Plan) which provides for a performance fee equal to twenty percent (20%) of net income. As of September 30, 1998 and 1997, there was no accrual in connection with the Plan.

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

        Since JW Charles owned more than 90% of the outstanding Company Shares, under Maryland General Corporation Law and the Florida Business Corporation Act, JW Charles advised the Company that it intended to merge the Company with and into JW Charles without a vote of the Company's shareholders. Because the merger could have been deemed to involve the purchase of property of the Company by JW Charles, the merger might have been prohibited under Section 57(a)(2) of the Investment Company Act of 1940 (the "1940 Act") in the absence of exemptive relief from the Securities and Exchange Commission (the "Commission"). Accordingly, in December 1997, an Application for an Order to exempt the merger from Section 57(a)(2) of the 1940 Act was filed with the Commission. On May 20, 1998, the Commission issued the requested order. In June 1998, JW Charles combined with Genesis Merchant Group Securities, LCC to form a new entity, JWGenesis Financial Corp. ("JWGenesis"). JWGenesis has advised the Company that it intends to proceed with the "short-form" merger of the Company with and into a wholly-owned subsidiary of JWGenesis. If the contemplated merger is completed, the shareholders of the Company will receive 0.431 of a share of common stock of JWGenesis for each Company Share owned by each shareholder.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND LIQUIDITY

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         As a result of operations, net assets decreased approximately $57,800 (or approximately 1.3% of net assets) during the quarter ended September 30, 1998. For the comparable period in 1997, net assets decreased approximately $86,600. The net increase in net assets resulting from operations for the quarter ended September 30, 1998 was primarily due to a net investment loss of $20,400 and an increase in unrealized depreciation of investments of $152,000.

         The Company recognized investment income (which consisted entirely of interest income) of approximately $51,700 for the quarter ended September 30, 1998 as compared to $53,600 for the quarter ended September 30, 1997. The lower investment income resulted primarily from the lack of dividends.

         Expenses aggregated approximately $72,100 during the quarter ended September 30, 1998 which included salaries, accounting fees, consulting fees, legal fees and administrative expenses. Expenses for the quarter ended September 30, 1997 were approximately $127,100.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         As a result of operations, net assets increased $24,500 (or approximately 0.6% of net assets) during the nine months ended September 30, 1998. For the comparable period in 1997, net assets decreased approximately $219,500. The increase in net assets resulting from operations for the nine months ended September 30, 1998 was primarily due to a net investment gain of $158,000 and an offset by an investment loss of $82,300 and unrealized depreciation on investments of $51,200.

         The Company recognized investment income (which consisted primarily of interest income) of approximately $155,100 for the nine months ended September 30, 1998 as compared to $178,300 for the nine months ended September 30, 1997. The lower investment income resulted primarily from the lack of dividends and other income.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had cash and cash equivalents of approximately $924,700 and U.S. Treasury Bills of approximately $3,482,400 as compared to cash and cash equivalents of approximately $913,900 and U.S. Treasury Bills of approximately $3,474,800 at June 30, 1997. The increase in capital resources for the nine months ended September 30, 1998 of $34,900 was primarily due to a realized gain on investments of $158,000 as compared to the decrease in capital resources for the nine months ended September 30, 1997 which was primarily due to a net investment loss of $212,700. As of September 30, 1998, the company had liabilities of approximately $30,000.

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

Since JW Charles owned more than 90% of the outstanding Company Shares, under Maryland General Corporation Law and the Florida Business Corporation Act, JW Charles advised the Company that it intended to merge the Company with and into JW Charles without a vote of the Company's shareholders. Because the merger could have been deemed to involve the purchase of property of the Company by JW Charles, the merger might have been prohibited under Section 57(a)(2) of the Investment Company Act of 1940 (the "1940 Act") in the absence of exemptive relief from the Securities and Exchange Commission (the "Commission"). Accordingly, in December 1997, an Application for an Order to exempt the merger from Section 57(a)(2) of the 1940 Act was filed with the Commission. On May 20, 1998, the Commission issued the requested order. In June 1998, JW Charles combined with Genesis Merchant Group Securities, LLC to form a new entity, JWGenesis Financial Corp. ("JWGenesis"). JWGenesis has advised the Company that it intends to proceed with the "short-form" merger of the Company with and into a wholly-owned subsidiary of JWGenesis. If the contemplated merger is completed, the shareholders of the Company will receive 0.431 of a share of common stock of JWGenesis for each Company Share owned by each shareholder.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 27  Financial Data Schedule (for SEC use only)

                  None

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



Date: October 26, 1998